Form 10-K
SCAN OPTICS INC
filed 1995-03-31
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended      December 31, 1994

(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                   to

Commission File No.                 0-5265

                               SCAN-OPTICS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware               06-0851857

 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

22 Prestige Park Circle, East Hartford, CT                    06108
(Address of principal executive offices)                     Zip Code

                                (203) 289-6001
             (Registrant's telephone number, including area code)

Securities registered pursuant
to Section 12(b) of the Act:              None



Securities registered pursuant
to Section 12(g) of the Act:          Common stock, $.02 par value
                                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    ( X ) YES   (   ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $38,891,323 as of March 27, 1995.

The number of shares of common stock, $.02 par value, outstanding as of March 27, 1995 was 6,914,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 1995 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III-Item 10 - Directors and Executive Officers of the Registrant
Part III-Item 11 - Executive Compensation
Part III-Item 12 - Security Ownership of Certain Beneficial
                   Owners and Management
Part III-Item 13 - Certain Relationships and Related Transactions

                                    PART I

ITEM 1 - BUSINESS

Scan-Optics, Inc. (the Company) was incorporated in Delaware in 1968 and has its principal office at 22 Prestige Park Circle, East Hartford, Connecticut 06108.

The Company's business includes document scanning, imaging, and optical character recognition ("OCR")/ intelligent character recognition("ICR"). The Company's Series 7000 Network Image Scanners and Series 9000 OCR/ICR scanners deliver the most cost-effective, high volume imaging solutions. Its UNIX-based post-scanning systems offer verification, image storage and retrieval, and document management in an open-systems environment. The Company's professional services integrate scanning platforms and networked tools to deliver a turn-key system solution.

The Company designs, manufactures, markets and services information processing systems which are used for imaging, data capture, document processing and the management of information. The systems employ high speed paper movement, OCR/ICR, high speed image capture, image storage and retrieval systems, image information processing, key-entry, microfilming, ink jet printing, high-speed paper handling with multi-pocket page and/or document sorting, local area terminal networking, communications software and
software/hardware integration technologies.   These systems and technologies
are used by subscription and catalog fulfillment companies, manufacturers, government tax and employment agencies, financial institutions, healthcare, and other business organizations. Typical applications for the Company's products include the processing of credit card sales drafts, mail order forms, federal and state tax forms, health care forms, automobile registrations, shareholder proxies and payroll time cards.

PRODUCTS

Image Processing Systems

The Company markets a line of image processing products to address the high speed, high volume, full page requirements of the emerging market for document image capture, storage, and retrieval. The Series 9000 has the ability to convert images into a form suitable for storing and processing by the markets' most popular and frequently used imaging systems. Software control permits selection of image size, location, orientation and resolution. The image processing capability of the Series 9000 simultaneously captures and recognizes data, such as an account number, to generate the index which can be used to electronically sort the images in subsequent computer processing.

In 1994, the Company introduced ScanGen, a Windows based software product to easily define the fields and the type of processing required for forms being scanned by the Series 9000. By utilizing icons and point-and-click Windows dialog boxes, forms definition and processing can be accomplished quickly, by non-technical individuals.

Scanners for Imaging-Only

To simplify the sales cycle and address a potentially larger market, the Company is modifying the Series 9000 system so it can deliver a lower cost system for imaging and scanning purposes only.

The new system being developed by the Company, called the 7800 System, will offer an alternative to the market served by low and medium speed scanners.

Network Based Systems

The Company's 7000 system, introduced in 1994, is now in the beginning marketing stages. The concept of the 7000 System, based upon standardized industry network techniques, will permit us to provide graduated solutions in terms of both performance and price.

Image and Data Management

In the summer of 1994, the Company entered into a joint marketing agreement with Elsag Bailey Document Processing Automation Division to market the Archea System to existing Scan-Optics customers. We then expect to broaden our objectives for a larger target market.

SONIX/UNIX/3200:

The Company's implementation of the industry standard Unix operating system, the SONIX System, represents a transition from the previous generation of specialized hardware and software systems to industry-standard open architecture.

The Series 2000, a system designed for general release to Scan-Optics' extensive system of distributors and Value Added Resellers (VAR's), was announced in 1988 and the first system was shipped in 1989. The Series 2000 employs image information processing equipment and is Scan-Optics' entry into the rapidly expanding document image/text, information processing marketplace.

The ScanEdit and KeyPro systems are the Company's entries in the market for general purpose multi-media data entry systems and are designed to capture and process certain data which may not be OCR readable. Multi-media systems can also combine key-entry and OCR data entry systems with data entry from image (key-from-image).

ScanEdit systems integrate the Company's OCR products with a line of key-entry equipment. In addition to OCR data capture, standard key-entry operations and extensive data editing and error-correction functions, ScanEdit systems provide high resolution capture and processing of data which is not OCR readable.

These systems are also designed to permit operators to work at other tasks while the OCR portion of the system is operating independently. ScanEdit systems are used, among other applications, for high-volume credit card processing, handprint payroll information collection, telephone order entry and quarterly tax deposit processing.

By combining the speed of OCR, the flexibility of key-entry and the special capabilities of image processing (see Image Processing Systems), ScanEdit systems enable customers to lower their overall data capture and document processing costs.

Key Data Entry and Supermicrocomputer Systems

A common system-platform, System 3200, is used to support multi-user key-entry (KeyPro), multi-media data entry (ScanEdit) and data processing. A multi-phase replacement of the proprietary System 3200 with an open-architecture UNIX based platform is substantially complete. In 1992, the first phase of Series 6000/SONIX was released for general data processing and in early 1994 the key-entry (KeyPro) application was available on the new platform. The proprietary System 3200 will be phased out as the Series 6000/SONIX takes over. The Series 6000/SONIX systems include tabletop and floormount models operating under industry-standard UNIX. It will fully support the Company's other OCR, IICR and imaging products.

In 1993, the Company introduced ImageKey, a key-from-image system operating in an IBM OS/2 environment. ImageKey software, remarketed from Southern Computer Systems, Inc. and integrated with the Company's scanning and recognition products, strengthens the Company's offerings of key-from-image products.

Service and Maintenance of Systems

The Company offers service and maintenance contracts to its broad customer base with either leased or purchased systems in both the domestic and the international markets. Service is provided through a network of over 100 service centers in North America and the United Kingdom. Service revenue accounted for 36%, 37% and 37% of the Company's total revenue for 1994, 1993 and 1992, respectively.

Software Services and Applications Programming

ScanEdit and Series 9000 software programs presently include programs for processing cash remittances, proxies, payroll forms, credit card sales drafts and fulfillment orders for publishers and other direct mail companies. These software programs are available as modules of customized software systems. Standard software programs have been developed for the Company's EasyReader system to process subscriptions, opinion surveys, fund raising returns, membership dues, periodic inventories, payroll forms and proxies.

In addition to developing standardized "shell" software programs, the Company provides a range of software services to its customers. Among these are customized design and programming, consulting, software maintenance and update service, system installation and post-installation support.
Customized design and programming services have resulted in the development of a wide range of individual software products, including programs for tabulating stockholder proxies in the securities industry; bank card transaction processing; inventory control for manufacturers, wholesalers, and retailers; insurance claims processing; payroll data input in manufacturing; and auto registration and sales, real and personal property tax record-keeping in government. Consulting services are available to customers at an hourly fee or on a flat fee basis.

Revenues from software services accounted for 6% of the Company's total revenue in 1994, 1993 and 1992.

SIGNIFICANT CUSTOMERS

Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%. No single customer accounted for more than 10% of consolidated revenues in 1993. In 1992, one customer accounted for approximately 12% of consolidated revenues.

CHANNELS OF DISTRIBUTION

The Company is augmenting its practice of selling directly to end-users and distributors to respond to new opportunities in the marketplace. The focus on providing more complete solutions to customers has stimulated the pooling of resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets in 1994, both domestically and internationally.

BACKLOG

The backlogs for the Company's products and services as of December 31, 1994 and 1993 were approximately $19,775,000 and $34,821,000 respectively. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.

MANUFACTURING

Manufacture of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of both standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. Most parts are purchased, including many complex electronic and mechanical sub-assemblies. The Company also purchases major standard components, including magnetic tape and disk storage drives, display terminals, and microcomputers. An important aspect of the Company's manufacturing activities is its quality control program which uses computer-controlled testing equipment.

The Company has not experienced significant shortages of any components or subassemblies; however, alternate sources for such components and subassemblies have been developed.

COMPETITION

The Company competes in the dynamic image and data entry/data capture systems markets against other concerns which offer different technologies for performing these functions. The Company believes that its systems, which tightly integrate image processing technology as well as OCR and IICR, offer customers competitive, price effective solutions. In addition, the Company offers application software tailored to meet specific customer requirements.

PATENTS

The Company currently has ten United States patents in force which expire between 1995 and 2012, and has applied for one additional United States patent . The patents are on mechanical systems, electronic circuits, and electronic systems which are used throughout the product lines. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant.

EMPLOYEES

As of December 31, 1994, the Company employed 352 persons, including 19 with administrative and support responsibilities, 165 in marketing, sales, software and service activities and 168 in engineering and production capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.

PRODUCT DEVELOPMENT

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded during 1990 through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, are required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1994 the Company had repaid or accrued $2,417,000 or 51% of the maximum potential royalty.

During 1993 the Company entered into a $1,160,000 product development agreement for a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $790,000 in 1993 and $370,000 in 1994. These revenues offset related costs incurred to develop the modifications and enhancements. Two prototype systems were delivered in the first quarter of 1994 and successfully passed customer acceptance testing. An initial production contract was awarded and delivery was made under this contract in the fourth quarter of 1994. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

In June 1992, the Company introduced the Series 9000 Scanner. The Series 9000 integrates the latest in character recognition, image capture, and paper handling technology into a high speed scanner. During 1993, the Company introduced several options for this scanner. These options permit character recognition and image processing on the "reverse side" of documents; a special small document stacker module; and the ability to recognize several industry standard bar-codes.

The Series 9000 interfaces with other company products to provide multi-media data entry and image storage retrieval. During 1994, the Company developed and delivered a network based scanning, recognition and data entry product - the Series 7000 - which addresses requirements for a distributed solution.

The Company considers product development to be a significant element in maintaining market share. During the years ended December 31, 1994, 1993 and 1992, the Company's research and development expenses were $5,690,000, $4,601,000 and $5,110,000, respectively. Some portion of these amounts were funded under the development agreements described above.

The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products which exploit the Company's core competencies: paper handling, image processing, character recognition, multi-media data entry and image storage and retrieval.

EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.

GEOGRAPHICAL SEGMENTS

Sales of equipment to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 40 countries and covering six continents. The Company does not believe that there are any special additional risks attendant to sales in its present international markets.

The following table sets forth certain information relating to export sales for the three most recent fiscal years ended December 31:

Export sales
(thousands)                           1994          1993         1992
  Latin America and
   South America                 $ 1,577   14%  $  418   8%  $  509   5%
  Europe                           2,187   19%   2,022  39%   2,307  23%
  Pacific Rim                      7,534   67%   2,774  53%   7,145  72%
                                 $11,298        $5,214       $9,961

Export sales represented 42%, 26% and 47% of net sales for the three years ended December 31, 1994, 1993 and 1992, respectively.

ITEM 2 - PROPERTIES

The Company's executive offices and principal research and development and marketing activities are located in a one-story, thirty-five thousand square foot brick and cinder block building located in East Hartford, Connecticut, leased for a term expiring in December 1996. The Company has a eighty-four thousand square foot manufacturing facility in Manchester, Connecticut, and a sales, support, and research and development facility of twenty-eight thousand square feet in Irvine, California, whose leases expire in December 1995.

The Company leases office space throughout the United States for sales, service and administrative functions. Office space for administration and equipment demonstration is also leased by Scan-Optics, Ltd., in the United Kingdom and Scan-Optics (Canada), Ltd., both wholly-owned subsidiaries.

ITEM 3 - LEGAL PROCEEDINGS

There are certain claims pending against the Company which arose in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter during the fourth quarter of 1994 to a vote of the stockholders.

                                   PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS


The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Security Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,520 Common stockholders of record at December 31, 1994.

The Company has not paid any dividends on its Common Stock and the Board of Directors of the Company has no present intention of declaring dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Quarter Ended      March 31        June 30      September 30    December 31
                High     Low     High    Low     High    Low     High   Low
1994            8-1/8    4-3/4   9-1/8   5-3/8   7-1/2   5-5/8   7-3/8  5-1/2
1993            4-1/2    3       4-1/4   2-3/4   6-1/8   3       6-3/8  4-7/8

ITEM 6 - SELECTED FINANCIAL DATA
-------------------------------------


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)           1994       1993       1992       1991       1990
--------------------------------------------------------------------------------------------

Net Operating Revenues                $  43,889   $ 36,381   $ 37,893   $ 42,374   $ 42,480
                                     -------------------------------------------------------
Income (loss) before income taxes
  and extraordinary gain              $   1,244   $   (932)  $ (1,493)  $    687   $  1,002
  Income taxes (benefit)                    (40)        49        118        183        377
                                     -------------------------------------------------------
Income (loss) before extraordinary gain   1,284       (981)    (1,611)       504        625
  Extraordinary gain on retirement of debt                                   185
                                     -------------------------------------------------------
Net income (loss)                     $   1,284   $   (981)  $ (1,611)  $    689   $    625
                                     -------------------------------------------------------


Earnings (loss) per share before
  extraordinary gain on retirement of $    0.19   $  (0.15)  $  (0.25)  $   0.08   $   0.10
                                     -------------------------------------------------------
Earnings (loss) per share             $    0.19   $  (0.15)  $  (0.25)  $   0.11   $   0.10
                                     -------------------------------------------------------
Average common and common
  equivalent shares outstanding       6,859,544   6,345,137  6,321,922  6,459,768  6,297,889



SELECTED BALANCE SHEET DATA

  Total assets                        $  29,619   $ 27,878   $ 26,995   $ 28,775   $ 29,386
  Working capital                        14,015     13,135     13,042     14,092     12,254
  Total long-term debt (excluding
     current maturities)                                                                795
  Total stockholders' equity          $  18,731   $ 17,097   $ 18,012   $ 19,798   $ 19,025


The Company has not paid any dividends for the five year period ended December 31, 1994.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $.1 million from 1993 to 1994.

Total Company borrowings increased $.3 million to $2.3 million at December 31, 1994. The average borrowing level for 1994 was $4.8 million compared to $3.6 million for 1993. The change in borrowing level is due to the increase in production volume and timing of cash flows.


Operating activities provided $1.2 million of cash in 1994 compared to $1.4 million in 1993.

Non-cash expenses recorded in 1994 were $2.6 million vs. $3.5 million in 1993. These expenses primarily relate to depreciation, amortization, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Accounts receivable increased $.1 million from 1993 reflecting the increase in sales in the fourth quarter of 1994 compared to 1993.

Total inventories increased $.4 million from 1993 levels. Manufacturing inventories increased $.7 million during this period due to the increase in sales volume. Customer service inventory decreased $.3 million due to the reduced spare parts requirements related to the Series 9000.

Plant and equipment increased $1.6 million in 1994. The major components of this increase are the purchase of engineering development equipment, test equipment for engineering, manufacturing and customer service, and the upgrading of the Company's information systems infrastructure.

Accounts payable and accrued expenses increased $.2 million from 1993 levels. Accounts payable decreased $.5 million due to timing of cash flows related to inventory purchases. Accrued expenses increased $.7 million due to the increase in royalties payable from 1993 to 1994.

Deferred revenues, net of costs, decreased $.8 million from 1993 levels. The decrease in deferred revenues is caused by a reduction in systems in acceptance of $.4 million which is reflective of the timing of sales, shipments and related acceptances. Deferred engineering revenue decreased $.4 million from 1993 due to the completion of an engineering development project.

Customer deposits increased $.5 million for deliveries of equipment in the first quarter of 1995 to a Japanese health agency.

The Company received a commitment letter extending the maturity date of the Company's outstanding bank line of credit to May 31, 1996. Management believes that the line of credit provides the Company with sufficient financial resources to meet its working capital and capital expenditure requirements.

RESULTS OF OPERATIONS -- 1994 VS. 1993

Total revenues increased $7.5 million from 1993.

Net sales increased $7.3 million from the prior year. North American sales increased $2.7 million and international sales increased $4.6 million from 1993. The North American sales increases are reflective of the continued acceptance of the Series 9000 product line as well as the fulfillment of the primary implementation of the IRS SCRIPS award. International sales showed significant growth from 1993 to 1994. The growth occurred in two of the three major international marketplaces for the Company's products. Sales to a Japanese health agency increased sales volume to the Pacific Rim by 191% or $4.4 million. Sales to Latin America and South America increased 272% or $1.2 million as the Company sold a major credit card system to a bank in Mexico. Sales to Europe increased 8% or $.2 million over the prior year.

Service revenues increased $.2 million from 1993 to 1994. Customer service revenue decreased $.2 million due to the replacement by the Series 9000 of older product lines which included a significant maintenance surcharge. Software service revenue increased $.5 million due to the increase in North American sales and the continued Company focus on software as a growth business line in the future. Engineering revenue decreased $.1 million from 1993 to 1994.

Lease revenues increased $.1 million due to a short term lease entered into in the third quarter.

Cost of sales increased $5.7 million from 1993 to 1994. The gross margin percentage decreased 4.8% from 39.6% in 1993 to 34.8% in 1994. The decrease in gross margin is due to the increase in royalty expense incurred from 1993 to 1994 of $1.2 million. The gross margin percentage remained consistent from 1993 to 1994 after adjusting for the change in royalty expense.

Marketing and service expenses decreased by $1.5 million in 1994. Customer service expenses decreased $.6 million from the prior year due to parts usage and amortization expense decreases related to customer service inventory. Customer service staffing adjustments relating to changes in the installed base of serviced equipment also accounted for a portion of the decrease. Software service expenses decreased $.2 million due to the reduction in travel expenses related to system acceptances in 1994. Marketing expenses decreased $.7 million from the prior year of which $.2 million was due to staffing reductions and the remaining $.5 million was due to the reduction in the requirement for an accounts receivable provision from 1993 to 1994.

Research and development expenses increased $1.1 million from 1993 mainly due to the use of consultants to augment existing staffing.

General and administrative expenses remained consistent with the prior year.

RESULTS OF OPERATIONS -- 1993 VS. 1992

Total revenues decreased $1.5 million from 1992.

Net sales decreased $1.1 million from the prior year. North American sales increased $2.8 million, international sales decreased $4.8 million and United Kingdom sales increased $1 million from 1992. The North American increases are reflective of the markets acceptance of the Series 9000 as the product continues to mature. The international shortfall was due to a significant decline in sales to our two Japanese distributors which is symptomatic of the overall weakness of the Japanese economy. The increase in the United Kingdom sales is directly reflective of a major contract completed with the government.

Service revenues decreased $.3 million. Customer service revenue decreased $.8 million due to the refurbishment and replacement of older product lines which included a significant maintenance surcharge. Engineering revenue increased $.5 million due to a new product development agreement in 1993.

Lease revenues decreased $.1 million due to the completion of operating leases and no new sales type lease transactions entered into during 1993.

Cost of sales decreased $1.5 million from 1992. The reduction in sales volume decreased cost of sales by approximately $.5 million. The gross margin percentage increased by 3.8% from 36.0% in 1992 to 39.6% in 1993. In 1992 a one-time inventory provision for $.3 million was allocated for an obsolete product line which affected the gross margin percentage along with increased efficiencies in the manufacturing of the Series 9000.

Marketing and service expenses remained consistent in total with 1992. Customer service expenses decreased $.2 million from the prior year due to staffing adjustments relating to changes in the installed base of serviced equipment. Software service expenses increased $.3 million due to increased depreciation of demo equipment and increases in travel expenses relating to system acceptances. Marketing expenses decreased $.1 million from the prior year due to staffing reductions.

Research and development expenses decreased $.5 million from 1992 due to staffing reductions.

General and administrative expenses decreased $.1 million from the prior year due to decreased data processing consulting and accounting fees.

                (This page has been left intentionally blank.)

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Report of Independent Auditors


Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP


February 2, 1995, except for the second paragraph of Note D, as to which the date is March 7,1995

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   December 31
(thousands, except share data)                               1994                1993
--------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                           $      178           $      283
  Accounts receivable, less allowance of $279
    in 1994 and $313 in 1993                               9,124                9,009
  Inventories                                             14,223               13,851
  Prepaid expenses and other                               1,083                  463
                                                     ---------------------------------
    Total current assets                                  24,608               23,606


Plant and equipment:
  Equipment                                               13,928               12,838
  Leasehold improvements                                   2,808                2,432
  Office furniture and fixtures                            1,158                1,037
                                                     ---------------------------------
                                                          17,894               16,307
  Less allowances for depreciation and amortization       13,272               12,357
                                                     ---------------------------------
                                                           4,622                3,950


Other assets                                                 389                  322
                                                     ---------------------------------
Total Assets                                          $   29,619           $   27,878
                                                     ---------------------------------



























                                                                   December 31
(thousands, except share data)                               1994                 1993
--------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                               $    2,265           $    2,016
  Accounts payable                                         2,774                3,349
  Salaries and wages                                       1,119                1,034
  Taxes other than income taxes                              348                  411
  Income taxes                                               175                  201
  Customer deposits                                        2,165                1,623
  Deferred revenues, net of costs                             30                  828
  Royalties payable                                          814                  125
  Other                                                      903                  884
                                                     ---------------------------------
    Total current liabilities                             10,593               10,471

  Other liabilities                                          295                  310


Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 6,906,080 shares in 1994 and
        5,925,104 shares in 1993                             138                  118
  Common stock Class A Convertible, par
    value $.02 per share, authorized
      3,000,000 shares; issued and outstanding,
      854,464 shares in 1993                                                       17
  Capital in excess of par value                          34,202               33,931
  Retained-earnings deficit                              (12,178)             (13,462)
  Foreign currency translation adjustments                  (388)                (331)
  Unearned ESOP compensation                                (397)                (530)
                                                     ---------------------------------
                                                          21,377               19,743
  Less cost of common stock in treasury,
    413,500 shares                                         2,646                2,646
                                                     ---------------------------------
      Total stockholders' equity                          18,731               17,097
                                                     ---------------------------------
  Total Liabilities and Stockholders' Equity          $   29,619           $   27,878
                                                     ---------------------------------


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31
(thousands, except share data)                   1994         1993         1992
----------------------------------------------------------------------------------
Revenues
  Net sales                                   $  26,988    $  19,698    $  20,770
  Service revenues                               16,616       16,458       16,782
  Lease revenues                                    250          170          258
  Finance income                                     35           55           83
                                             -------------------------------------
    Total revenues                               43,889       36,381       37,893

Costs and Expenses
  Cost of sales                                  17,584       11,902       13,383
  Marketing and service expenses                 16,437       17,940       17,990
  Research and development expenses               5,690        4,601        5,110
  General and administrative expenses             2,637        2,632        2,745
  Interest expense                                  376          274          213
                                             -------------------------------------
    Total costs and expenses                     42,724       37,349       39,441
                                             -------------------------------------
Operating income (loss)                           1,165         (968)      (1,548)

Other income:
  Interest income from short-term investments         7            4           22
  Other income, net                                  72           32           33
                                             -------------------------------------
                                                     79           36           55
                                             -------------------------------------

Income (loss) before income taxes                 1,244         (932)      (1,493)

  Income taxes (benefit)                            (40)          49          118
                                             -------------------------------------
Net Income (Loss)                             $   1,284    $    (981)   $  (1,611)
                                             -------------------------------------


  Earnings (loss) per share                   $    0.19    $   (0.15)   $   (0.25)
                                             -------------------------------------

Average common and common equivalent shares     6,859,544    6,345,137    6,321,922

See accompanying notes.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY                                                Foreign
                                                          Capital i Retained-  Currency        Unearned
                                          Common Stock    Excess of Earnings Translation         ESOP   Treasury
                                      -------------------
(thousands, except share data)         Shares    Amount   Par Value  Deficit Adjustments   Compensation   Stock   Total
------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1992                6,719,959    134     33,807   (10,870)      168         (795)    (2,646)   19,798

  Issuance of common stock upon
    exercise of stock options             15,463      1         29                                                    30
  Unearned ESOP compensation
    amortization                                                                                133                  133
  Net loss                                                            (1,611)                                    (1,611)
  Foreign currency translation adjustments                                        (338)                            (338)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992              6,735,422    135     33,836   (12,481)     (170)        (662)    (2,646)   18,012

  Issuance of common stock upon
    exercise of stock options             44,146                95                                                    95
  Unearned ESOP compensation
    amortization                                                                                132                  132
  Net loss                                                              (981)                                      (981)
  Foreign currency translation adjustments                                        (161)                            (161)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993              6,779,568    135     33,931   (13,462)     (331)        (530)    (2,646)   17,097

  Issuance of common stock upon
    exercise of stock options            126,512      3        271                                                   274
  Unearned ESOP compensation
    amortization                                                                                133                  133
  Net income                                                           1,284                                       1,284
  Foreign currency translation adjustments                                         (57)                             (57)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994              6,906,080   $138    $34,202  $(12,178)    $(388)       $(397)   $(2,646)  $18,731
------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

    SCAN-OPTICS, INC., AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Year Ended December 31
    (thousands)                                    1994           1993           1992
    -------------------------------------------------------------------------------------

    Operating Activities
      Net income (loss)                       $     1,284     $     (981)    $   (1,611)
      Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating activities:
        Depreciation                                1,198          1,204          1,368
        Amortization                                  923          1,128          1,431
        Provision for losses on accounts receivab                    287            100
        Provision for inventory obsolescence          477          1,043            425
        Deferred income taxes                                       (140)           (12)
        Changes in operating assets and liabilities:
          Accounts receivable                        (115)          (372)        (1,252)
          Inventories and prepaid expenses and ot  (2,392)        (3,938)            85
          Accounts payable and accrued expenses      (534)           586            426
          Income taxes                                (26)            91           (309)
          Deferred revenues, net of costs            (798)           601           (188)
          Customer deposits                           542          1,598           (456)
          Royalties payable                           689             61            (30)
          Other                                        (6)           233           (263)
                                              ------------------------------------------
        Net cash provided (used) by operating act   1,242          1,401           (286)

    Investing Activities
      Purchases of plant and equipment             (1,870)          (396)          (554)
                                              ------------------------------------------
        Net cash used by investing activities      (1,870)          (396)          (554)

    Financing Activities
      Proceeds from issuance of common stock          274             95             30
      Proceeds from borrowings                     25,219         23,149         20,690
      Principal payments on borrowings            (24,970)       (24,133)       (20,057)
                                              ------------------------------------------
        Net cash provided (used) by financing act     523           (889)           663
                                              ------------------------------------------

    Increase (decrease) in cash and cash equivale    (105)           116           (177)

      Cash and cash equivalents at beginning of y     283            167            344
                                              ------------------------------------------
    Cash and Cash Equivalents at End of Year   $      178      $     283      $     167
                                              ------------------------------------------

    Supplemental Cash Flow Information
      Interest paid                            $      342      $     270      $     185
                                              ------------------------------------------
      Income taxes paid                        $       79      $     210      $     157
                                              ------------------------------------------

    See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Scan-Optics, Inc. and its subsidiaries, all wholly-owned.
All intercompany accounts and transactions are eliminated in the consolidated financial statements.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market.

Equipment Leased to Customers: The Company leases its equipment to customers for various lease terms. The leases are accounted for as operating or sales-type leases.

Operating Leases: Rental revenues from such leases are recognized over the life of the lease and the related rental equipment is depreciated over its estimated useful life.

Plant and Equipment: Plant and equipment is stated on the basis of cost. Maintenance and repairs are charged to expense as incurred.

Depreciation and Amortization: Equipment leased to customers, less 10% residual value, and plant and equipment are depreciated principally using the straight-line method over periods of 3 to 10 years. Leasehold improvements are amortized over the useful life of the improvements or the life of the lease, whichever is shorter.

Revenue Recognition: Revenues from maintenance and application software services are recognized as earned. Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance of the related application software.

Income Taxes: Deferred income taxes are provided for differences between the income tax and the financial reporting basis of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse.

Earnings (Loss) Per Share: Earnings (loss) per share amounts are computed using weighted average common and common equivalent shares outstanding during the year assuming conversion of the common stock equivalents into common stock, if dilutive, at the weighted average market price of the stock for the year. All shares held by the Company's Employee Stock Ownership Plan (ESOP) are considered outstanding.

Cash Equivalents: Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Reclassifications: Certain 1993 and 1992 amounts have been reclassified to conform to current year presentation.


NOTE B -- DESCRIPTION OF BUSINESS

The Company designs and manufactures information processing systems used for imaging, data capture, document processing and information management.

The Company's systems, software and service are marketed world-wide to commercial and government organizations either directly by the Company sales organization or through distributors.

                               Year Ended December 31
Export sales
(thousands)                           1994          1993         1992

Latin America and South America   $  1,577       $   418      $   509
Europe                               2,187         2,022        2,307
Pacific Rim                          7,534         2,774        7,145
                                  ------------------------------------
                                  $ 11,298       $ 5,214      $ 9,961
                                  ====================================

Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%. No single customer accounted for more than 10% of consolidated revenues in 1993. In 1992, one customer accounted for approximately 12% of consolidated revenues.

NOTE C -- INVENTORIES

The components of inventories were as follows:

                                                       December 31
(thousands)                                           1994     1993
Finished goods                                     $ 2,533  $ 2,347
Work-in-process                                      2,506    3,066
Service parts                                        2,409    2,686
Materials and component parts                        6,775    5,752
                                                  ------------------
                                                   $14,223  $13,851
                                                  ===================

NOTE D -- CREDIT ARRANGEMENTS

The Company has a line of credit agreement (Agreement) with a bank which expires on May 31, 1995. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8.5% at December 31, 1994); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus .25% (8.75% at December 31, 1994). The weighted average interest rate on borrowings during 1994 and 1993 was 7.9% and 7.2% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of .25% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $3,663,000 at December 31, 1994. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

On March 7, 1995, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 31,

1996, subject to the extension of the guarantee by the third party bank on the $4 million international line. The Company expects that the guarantee will be extended.

NOTE E -- CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. No shares have been issued to date.

Class A stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A stock were converted to common stock.

At December 31, 1994, the Company had reserved 1,219,981 shares of common stock for the exercise of warrants (43,000) and the issuance or exercise of stock options (1,176,981).

NOTE F -- COMMON STOCK WARRANTS

Warrants outstanding generally have anti-dilution provisions and expire between 1996 and 1998.

                                              Price Per Share   Shares
Warrants outstanding January 1, 1992             $3.00- $3.63   20,500
 Expired in 1992                                         3.00   (2,500)
                                                 ----------------------
Warrants outstanding December 31, 1992                   3.63   18,000
 Granted in 1993                                         5.38   25,000
Warrants outstanding December 31, 1993 and 1994  $3.63- $5.38   43,000
                                                 =====================

NOTE G -- STOCK OPTION PLANS

The Company has five stock option plans for key employees and board members. Options granted under the plans are for a period of ten years and at prices not less than the fair market value of the shares at date of grant except that the price for non-qualified options may not be less than the par value of the stock. Options for employees are not exercisable for one year following the date of grant and then are exercisable in such installments during the period prior to expiration as the Stock Option Committee shall determine. Options for Directors are not exercisable until six months after the grant thereof. Options may be exercised from time to time, in part or as a whole, on a cumulative basis as determined by the stock option committee under all stock option plans.

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 1994:

                                           Number of     Option Price
                                            Shares         Per Share
Outstanding January 1, 1992
  (193,447 exercisable)                      678,479     1.25  to 9.63
  Granted                                     74,460     3.38  to 3.63
  Exercised                                  (13,013)    1.50  to 2.00
  Cancelled                                  (34,167)    1.50  to 9.63
                                             -------------------------

Outstanding December 31, 1992
  (390,266 exercisable)                      705,759     1.25  to 9.63
  Granted                                    139,000     3.25  to 6.00
  Exercised                                  (44,146)    1.50  to 3.13
  Cancelled                                  (16,502)    1.50  to 5.75
                                             -------------------------

Outstanding December 31, 1993
  (559,388 exercisable)                      784,111     1.25  to 9.63
  Granted                                    153,500     5.75  to 9.00
  Exercised                                 (126,512)    1.25  to 3.63
  Cancelled                                  (36,582)    3.13  to 6.00
                                             -------------------------

Outstanding December 31, 1994
  (531,273 exercisable)                      774,517    $1.50  to $9.63
                                             ==========================

At December 31, 1994 there were 402,464 options available for grant.

NOTE H -- RESEARCH AND DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, are required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1994, the Company had repaid or accrued $2,417,000 or 51% of the maximum potential royalty.

During 1993, the Company entered into a $1,160,000 product development agreement for a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $790,000 in 1993 and $370,000 in 1994. These revenues offset related costs incurred to develop the modifications and enhancements. Two prototype systems were delivered in the first quarter of 1994 and successfully passed customer acceptance testing. An initial production contract was awarded for delivery in the fourth quarter of 1994. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

NOTE I -- EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. The Company contributes an amount equal to 25% of the first 4% contributed by the participant. The Company's contributions to this plan were $107,000, $99,000 and $89,000 for 1994, 1993 and 1992, respectively.

The Company sponsors an Employee Stock Ownership Plan (the Plan) covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company on January 29, 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. At December 31, 1994, there were 78,000 unallocated shares. In 1994, 1993 and 1992 the expenses related to the Plan were $132,000 in each year.

NOTE J -- INCOME TAXES

The Company has approximately $6,700,000 and $12,300,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1995 and 2009. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                      December 31
(thousands)                                         1994        1993
Deferred tax assets:
   Net operating losses                           $  3,541    $  3,093
   Depreciation                                         97         130
   Inventory valuation                                 964       1,906
   Accounts receivable reserves                         32          45
   Revenue recognition                                  86         251
   Vacation accrual                                    265         277
   Other                                               253         262
                                                  --------------------
      Total deferred tax assets                      5,238       5,964

Deferred tax liabilities:
   Depreciation and other                             (100)      (134)

Valuation allowance                                 (5,138)    (5,830)
                                                   --------------------
      Net deferred taxes                             $    0    $     0
                                                   ====================

For financial reporting purposes, income (loss) before income taxes is set forth in the following tabulation:

                                           Year Ended December 31
(thousands)                                 1994     1993     1992
Domestic                                  $ 2,150   $(971)  $(1,481)
Foreign                                     (906)       39      (12)
                                          --------------------------
                                          $ 1,244   $(932)  $(1,493)
                                          ==========================

Income taxes (benefit) are summarized as follows:

                                           Year Ended December 31
(thousands)                                1994      1993     1992
Currently payable
 (refundable):
 Federal                                                       $ 20
 Foreign                                  $(100)    $ 140        62
 State                                       60        49        48
                                          -------------------------
                                            (40)      189       130
Deferred (benefit):
 Foreign                                             (140)      (12)
                                          -------------------------
                                                     (140)      (12)
                                          -------------------------
                                          $ (40)      $49      $118

A reconciliation of the effective tax rate to the statutory rate is as follows:

                                           Year Ended December 31
                                          1994        1993       1992
Statutory federal income tax rate          34%        (34%)      (34%)
Alternative minimum tax                                            3
Effect on statutory rate
  due to carryback position                                       (1)
State income taxes, net of federal benefit  5           5          3
Foreign income taxes (benefit)             (8)                     3
Net operating loss carryforward
 (benefit) limitation                     (34)         34         34
                                          ---------------------------
                                          ( 3%)         5%         8%
                                          ===========================

Federal income taxes have not been provided on the undistributed earnings of foreign affiliates and subsidiaries for which the earnings are considered permanently invested.

NOTE K -- LEASE COMMITMENTS

The Company's principal lease commitments are for its corporate offices and research and development facility in East Hartford, Connecticut, its manufacturing facility in Manchester, Connecticut and its research and development facility in Irvine, California. The East Hartford lease expires on December 31, 1996, and the Manchester and Irvine leases expire on December 31, 1995. Minimum rental payments for all noncancelable leases which are operating leases with terms equal to or in excess of one year as of December 31, 1994 are as follows: 1995 - $737,000 and 1996 - $168,000.

Rental expense for the years ended December 31, 1994, 1993 and 1992 was $808,000, $792,000 and $927,000, respectively.

NOTE L -- CONTINGENCIES

There are certain claims pending against the Company which arose in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE M -- FOURTH QUARTER ADJUSTMENT (Unaudited)

Fourth quarter 1994 net income of $147,000 includes a credit to income of $230,000 related to the reversal of a specifically allocated allowance for an uncollectible receivable. Management believes the allowance is no longer required due to the improved payment history of the customer.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included, under the caption "Governance of the Company", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1995 and is incorporated herein by reference and made a part hereof.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.

                                                                 Officer
Name                        Age   Principal Occupation:            Since

Richard I. Tanaka  *        66    Chairman, Chief Executive
                                  Officer, President
                                  and Director                     1989

Robert L. Bell  *           43    Vice President -
                                  Product Development              1993

William H. Cuddy            59    Secretary                        1984

James J. Everett            55    Vice President -
                                  Government Sales                 1988

David A. Newton             49    Vice President -
                                  Engineering                      1987

Jerry Putzer                51    Vice President -
                                  North American Sales             1992

Clarence W. Rife  *         55    Vice President -
                                  Systems and Service              1975

John B. Sayre  *            59    Vice President -
                                  Facilities and Manufacturing     1988

Michael J. Villano  *       35    Vice President and
                                  Chief Financial Officer          1992

*Executive Officers of the Company.

Dr. Tanaka joined the Company in September 1989 as Chairman of the Board and Chief Executive Officer. In December 1989 he was also named to the position of President. Prior to joining the Company, Dr. Tanaka was President of Lundy Electronics and Systems, Inc., a division of TransTechnology Corp. from 1987 to 1989 and from 1980 to 1986 he was President and CEO of Systonetics, Inc.

Mr. Bell joined the Company in August 1993 as Vice President - Product Development. Prior to this date, he was a consultant for the design and development of information networks from 1991 to 1992 and from 1989 to 1991 he was President of Bluebonnet, a research organization for advanced telecommunications systems. From 1979 to 1989 he held various positions with Recognition International, Inc.

Mr. Cuddy has been a partner in the law firm of Day, Berry and Howard since 1968. He was elected to the position of Corporate Secretary in September 1984.

Mr. Everett joined the Company in 1988 as Vice President - Government Sales. Prior to this date, he spent 22 years with Recognition International, Inc., most currently as a Branch Manager/Marketing Manager for the federal system sales division.

Mr. Newton has been employed by the Company since 1970 and was elected to the position of Vice President - Engineering in 1987.

Mr. Putzer has been employed by the Company since 1970 and was elected to the position of Vice President - North American Sales in 1992.

Mr. Rife has been employed by the Company since 1969 and was elected to the position of Vice President in 1975. He is currently Vice President - Systems and Service.

Mr. Sayre joined the Company in December 1988 as Vice President - Facilities and Manufacturing. Prior to this date he held various management positions with Pratt and Whitney, Division of United Technologies Corporation, from 1985 to 1988 and previously with LTV/Republic Steel from 1980 to 1985.

Mr. Villano joined the Company in 1986 and in 1988 was named Assistant Controller. In 1989 he was promoted to the position of Controller, in February 1992 was named Vice President and Controller and in March 1994 was named Vice President and Chief Financial Officer.

The executive officers are elected for a one year term at the Directors' meeting following the Annual Meeting of Stockholders each year. There are no family relationships between any of the listed officers and directors.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included, under the caption "Executive Compensation", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1995 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included, under the caption "Share Ownership of Management", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1995 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included, under the caption "Certain Transactions", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1995 and is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

        (1)  Report of Independent Auditors:

              Consolidated Balance Sheets at December 31, 1994 and 1993

              Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

              Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

              Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

              Notes to Consolidated Financial Statements - December 31, 1994

        (2) The following consolidated financial statement schedule is included in Item 14(d):

                  Schedule VIII -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (3)            Listing of Exhibits

      *3.1(a) Certificate of Incorporation, including amendments thereto (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 2-70277).

      *3.1(b) Amendments to Certificate of Incorporation adopted May 17, 1984, included in Exhibits A, B, C and D in the Company's proxy statement dated April 17, 1984 for the Annual Meeting of Stockholders held May 17, 1984.

      *3.1(c) Amendment to Article Tenth of the Certificate of Incorporation included as Exhibit A in the Company's proxy statement dated April 16, 1987 for the Annual Meeting of Stockholders held May 19, 1987

      *3.2(a)  By-laws of the Company (filed as Exhibit 3.2 to the
               Company's Registration Statement on Form S-1, File No. 2-70277).

      *3.2(b) Amendments to By-laws of the Company adopted May 17, 1984, included in Exhibits A and B in the Company's proxy statement dated April 17, 1984 for the Annual Meeting of
               Stockholders held May 17, 1984.

      *3.2(c) Amendment to By-laws of the Company adopted at the meeting of the Board of Directors on January 28, 1991, included as
               Exhibit 3.2(c) in the Company's Annual Report on Form 10K filed for the year ended December 31, 1991.

    *+10.1 The Scan-Optics, Inc. 1979 Incentive and Non-Qualified Stock Option Plan included in Exhibit B in the Company's Proxy statement dated June 8, 1979 for the Annual Meeting of
             Stockholders held on June 27, 1979.

   * +10.2 The Scan-Optics, Inc. 1984 Incentive and Non-Qualified Stock Option Plan included in Exhibit E in the Company's Proxy statement dated April 19, 1984 for the Annual Meeting of
             Stockholders held on May 17, 1984.

   * +10.3 The Scan-Optics, Inc. 1987 Incentive and Non-Qualified Stock Option Plan included in Exhibit B in the Company's Proxy statement dated April 16, 1987 for the Annual Meeting of
             Stockholders held on May 19, 1987.

   * +10.4 The Scan-Optics, Inc. 1990 Incentive and Non-Qualified Stock Option Plan included in Exhibit A in the Company's Proxy statement dated April 30, 1990 for the Annual Meeting of
            Stockholders held on June 12, 1990.

   * +10.5 The Scan-Optics, Inc. 1990 Stock Option Plan for Outside Directors included in Exhibit B in the Company's Proxy statement dated
            April 30, 1990 for the Annual Meeting of
            Stockholders held on June 12, 1990.

   * +10.6  Employment agreement between Richard I. Tanaka and Scan-
            Optics, Inc. effective September 5, 1989, included as Exhibit 10.7 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1991.

   * +10.7 Severance agreement between Clarence W. Rife and Scan-Optics, Inc. dated December 17, 1986, included as Exhibit 10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1991.

   * +10.8 Executive severance agreement between certain officers and Scan-Optics, Inc. dated July 28, 1992, included as Exhibit
            10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1992.

      11. Computation of earnings per share for the last three fiscal years.

    * 22.   List of subsidiaries of the Company, included as Exhibit
            10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1993.

      23.   Consent of Independent Auditors.

      27.   Financial Data Schedule.

        * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.

        +       Management contract for compensatory plan or arrangement
required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     (b)           Reports on Form 8-K

                   No report on Form 8-K was filed for the quarter ended December 31, 1994.

     (c)           Exhibits

                   The exhibits required by this item are included herein.

     (d)           Financial Statement Schedule

                   The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCAN-OPTICS, INC.
                                  Registrant

                                 By:        /ss/
                                       -----------------------------
                                       Richard I. Tanaka
                                       Chairman, Chief Executive
                                       Officer, President and Director
                                 Date:  March 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    /ss/
Richard I. Tanaka                Chairman, Chief Executive Officer, President
                                 and Director (Principal Executive Officer)
                                 Date:  March 20, 1995
    /ss/
Michael J. Villano               Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)
                                 Date:  March 20, 1995
    /ss/
Logan Clarke, Jr.                Director       March 20, 1995

    /ss/
Richard J. Coburn                Director       March 20, 1995

    /ss/
Bulkeley Griswold                Director       March 20, 1995

    /ss/
Lyman C. Hamilton, Jr.           Director       March 20, 1995

    /ss/
Richard Hodgson                  Director       March 20, 1995

    /ss/
Robert H. Steele                 Director       March 20, 1995

A majority of the Directors

                         SCHEDULE VIII


                                              SCAN-OPTICS, INC. AND SUBSIDIARIES
                                               VALUATION AND QUALIFYING ACCOUNTS
                                         THREE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                         (thousands)

                     COLUMN A                COLUMN B           COLUMN C            COLUMN D       COLUMN E
                                                         -----------------------
                                                                Additions
                                                         -----------------------
                                            Balance at   Charged to   Charged to                  Balance at
                                            Beginning    Costs and       Other                      End of
                   Description              of Period     Expenses     Accounts    Deductions (1)   Period
         --------------------------------------------------------------------------------------------------

         Year ended December 31, 1994:
           Reserve for doubtful accounts     $    313                               $     34       $    279

         Year ended December 31, 1993:
           Reserve for doubtful accounts     $    290     $    287                  $    264       $    313

         Year ended December 31, 1992:
           Reserve for doubtful accounts     $    140     $    265                  $    115       $    290


         (1)  Uncollectible accounts written off, net of recoveries



                                                                        EXHIBIT 11.





                                     SCAN-OPTICS, INC., AND SUBSIDIARIES
                                      COMPUTATION OF EARNINGS PER SHARE
                                        (thousands, except share data)




                                                               Year Ended December 31
                                             ------------------------------------------
                                                  1994           1993           1992
                                             ------------------------------------------

     Primary earnings per share

     Average common shares outstanding         6,030,469      5,490,673      5,467,458

     Average Class A common shares outstanding   427,232        854,464        854,464

     Net effect of dilutive stock options and
        warrants - based on the treasury stock
        method using the weighted average market
        price for the year                       401,843
                                             ------------------------------------------
          Total                                6,859,544      6,345,137      6,321,922
                                             ------------------------------------------


          Net income (loss)                   $    1,284     $     (981)    $   (1,611)
                                             ------------------------------------------


          Earnings (loss) per share           $     0.19     $    (0.15)    $    (0.25)
                                             ------------------------------------------



EXHIBIT 23 -- CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-37253, Form S-8 No. 33-37829, Form S-8 No. 33-16362, Form S-
8 No. 2-93268 and Form S-8 No. 2-65503) and in the related prospectuses of our report dated February 2, 1995, except for the second paragraph of Note D, as to which the date is March 7, 1995, with respect to the consolidated financial statements and the schedule of Scan-Optics, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1994.






                                                Ernst & Young LLP
Hartford, CT
March 27, 1995