Form 10-Q
period 1995-03-31
SCAN OPTICS INC
filed 1995-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 1995
                               --------------------------------------------

(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                   to

Commission File No.                 0-5265
                     ------------------------------------------------------

                               SCAN-OPTICS, INC.
 --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                              06-0851857
 --------------------------------------------------------------------------

 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

22 Prestige Park Circle, East Hartford, CT           06108
 --------------------------------------------------------------------------
(Address of principal executive offices)            Zip Code


                                (203) 289-6001
 --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        ( X ) YES   (   ) NO


The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1995.

           Common Stock, $.02 par value         6,926,197

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share data)

                                           March 31, 1995     December 31, 1994
                                           -------------      -----------------
                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                  $    124           $    178
  Accounts receivable less allowance of
    $279 at March 31, 1995 and
    December 31, 1994                          10,417              9,124
  Inventories                                  15,388             14,223
  Prepaid expenses and other                    1,133              1,083
                                              ----------         ----------
    Total current assets                       27,062             24,608


Plant and equipment:
  Equipment                                    14,384             13,928
  Leasehold improvements                        2,808              2,808
  Office furniture and fixtures                 1,163              1,158
                                              ----------         ----------
                                               18,355             17,894
  Less allowances for depreciation and
   amortization                                13,662             13,272
                                              ----------         ----------
                                                4,693              4,622

Other assets                                      369                389
                                              ----------         ----------
Total Assets                                 $ 32,124           $ 29,619
                                              ----------         ----------

                                           March 31, 1995     December 31, 1994
                                           -------------      -----------------
                                            (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                       $  5,052           $  2,265
  Accounts payable                               3,843              2,774
  Salaries and wages                             1,025              1,119
  Taxes other than income taxes                    349                348
  Income taxes                                     182                175
  Customer deposits                              1,489              2,165
  Deferred revenues, net of costs                    0                 30
  Royalties payable                                 22                814
  Other                                            910                903
                                             ----------         ----------
    Total current liabilities                   12,872             10,593

  Other liabilities                                328                295

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 6,914,013 shares at March 31, 1995
        and 6,906,080 shares at December 31, 1994  138                138
  Common stock Class A Convertible, par
    value $.02 per share, authorized
      3,000,000 shares; none issued or
        outstanding
  Capital in excess of par value                34,225             34,202
  Retained-earnings deficit                    (12,071)           (12,178)
  Foreign currency translation adjustments        (358)              (388)
  Unearned ESOP compensation                      (364)              (397)
                                               ----------         ----------
                                                21,570             21,377
  Less cost of common stock in treasury,
    413,500 shares                               2,646              2,646
                                               ----------         ----------
      Total stockholders' equity                18,924             18,731
                                               ----------         ----------
  Total Liabilities and Stockholders' Equity  $ 32,124           $ 29,619
                                               ----------         ----------

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(thousands, except share data)







                                                        Three Months Ended
                                                      ---------------------
                                                             March 31
                                                          1995       1994
                                                      ---------- ----------

Revenues
  Net sales                                            $  7,888   $  6,630
  Service revenues                                        3,489      4,167
  Lease revenues                                            110         18
                                                      ---------- ----------
    Total revenues                                       11,487     10,815

Costs and Expenses
  Cost of sales                                           5,416      4,008
  Marketing and service expenses                          3,640      4,040
  Research and development expenses                       1,500      1,588
  General and administrative expenses                       740        711
  Interest expense                                          111         69
                                                      ---------- ----------
    Total costs and expenses                             11,407     10,416
                                                      ---------- ----------
Operating income                                             80        399

Other income, net                                            15          4
                                                      ---------- ----------
Income before income taxes                                   95        403
  Income taxes (benefit)                                    (12)        15
                                                      ---------- ----------
Net Income                                             $    107   $    388
                                                      ---------- ----------

Earnings per share                                     $   0.02   $   0.06
                                                      ---------- ----------

Average common and common equivalent shares           6,820,760  6,831,028

See accompanying notes.

    SCAN-OPTICS, INC., AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    (thousands)

                                                      For the Three Months Ended
                                                      ------------------------
                                                        March 31    March 31
                                                          1995      1994
                                                      ----------    ----------

    Operating Activities
      Net income                                      $     107     $   388
      Adjustments to reconcile net income
        to net cash used by operating activities
        Depreciation                                        390         213
        Amortization                                        165         238
        Changes in operating assets and liabilities:
          Accounts receivable                            (1,293)     (1,894)
          Receivables from sales-type leases                  0          21
          Inventories, prepaid expenses and other        (1,388)       (787)
          Accounts payable                                1,069       1,245
          Accrued expenses                                  (86)       (129)
          Royalties payable                                (792)        190
          Income taxes                                        7         (12)
          Deferred revenues, net of costs                   (30)       (492)
          Customer deposits                                (676)     (1,578)
          Other                                             116         (44)
                                                      ----------    ----------
        Net cash used by operating activities            (2,411)     (2,641)

    Investing Activities
      Purchases of plant and equipment                     (453)       (410)
                                                      ----------    ----------
        Net cash used by investing activities              (453)       (410)

    Financing Activities
      Proceeds from issuance of common stock                 23          82
      Proceeds from borrowings                            7,410       6,583
      Principal payments on borrowings                   (4,623)     (3,791)
                                                      ----------    ----------
        Net cash provided by financing activities         2,810       2,874

    Decrease in cash and cash equivalents                   (54)       (177)

      Cash and cash equivalents at beginning of year        178         283
                                                      ----------    ----------
    Cash and Cash Equivalents at End of Period         $    124      $  106
                                                      ==========    ==========

    See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended March 31, 1995


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Inventories

The components of inventories were as follows (thousands):

                                           March 31  December 31
                                              1995      1994
                                           --------  --------
Finished goods                            $  2,092  $  2,533
Work-in-process                              3,567     2,506
Service parts                                2,320     2,409
Materials and component parts                7,409     6,775
                                           --------  --------
                                          $ 15,388  $ 14,223
                                           =======   =======

NOTE 3 - Credit Arrangements

The Company has a line of credit agreement (Agreement) with a bank which expires on May 31, 1995. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (9% at March 31, 1995); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus 1/4% (9-1/4% at March 31, 1995). As of March 10, 1995, the company converted $2.5 million of the international line of credit to a 60 day rate of 8% (LIBOR of 6-1/4% plus 1-3/4%). The weighted average interest rates on borrowings during the first quarters of 1995 and 1994 were 8.6% and 7.5% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of 1/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $2,507,000 at March 31, 1995. In addition, the Agreement contains covenants

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended March 31, 1995


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


NOTE 4 - Income Taxes

The Company has approximately $6,600,000 and $12,200,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1995 and 2009. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                March 31      December 31
(thousands)                                       1995           1994
Deferred tax assets:
   Net operating losses                           $ 3,496        $ 3,541
   Depreciation                                        97             97
   Inventory valuation                                891            964
   Accounts receivable reserves                        32             32
   Revenue recognition                                 99             86
   Vacation accrual                                   266            265
   Other                                              252            253
                                                    ----------------------
      Total deferred tax assets                     5,133          5,238

 Deferred tax liabilities:
   Depreciation and other                             (90)          (100)

Valuation allowance                                (5,043)        (5,138)
                                                   -----------------------
      Net deferred taxes                           $    0        $     0
                                                   ------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                                      OF

                       CONSOLIDATED FINANCIAL CONDITION

                                      AND

                             RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

Cash and cash equivalents decreased $.1 million from December 31, 1994.

Total Company borrowings increased $2.8 million from the end of 1994 to $5.1 million. The increase in borrowings is due to the timing of sales transactions and related receipts within the quarter. On March 7, 1995 the Company received a commitment letter extending the maturity date of the existing line of credit to May 31, 1996. (See Note 3 for further details).

Operating activities used $2.4 million of cash in the first quarter of 1995.

Accounts receivable increased $1.3 million during the first quarter of the year due to timing of first quarter sales whose collections will occur subsequent to March 31, 1995 and payment terms extended to a customer with a balance of approximately $1.8 million.

Inventories increased $1.2 million in the first quarter of 1995. Total manufacturing inventories increased $1.3 million during the quarter which consisted of a $.8 million increase in work in process inventory and a $.5 million increase in the stockroom inventory which is reflective of the timing of the second quarter build process for the Series 9000 product. Manufacturing inventory fluctuations also included a $.4 million decrease in finished goods and a $.4 million increase in engineering inventory related to the development of the Series 7800 and other projects. Customer service inventories decreased by $.1 million in the first quarter.

Accounts payable increased $1.1 million from December 31, 1994 due to the increasing purchasing requirements to meet the expanding build schedule of the Series 9000.

Accrued expenses decreased approximately $.1 million from December 31, 1994 mainly due to a decrease in accrued salaries and wages as a result of staffing reductions.

Customer deposits decreased $.7 million reflective of certain large international contracts recognized in revenue during the first quarter of 1995 which included substantial deposits.

Royalties payable decreased $.8 million due to the disbursement in January of royalties on sales recognized in the third and fourth quarter of 1994.

Results of Operations for the Three Months Ended March 31, 1995 vs. 1994
- -------------------------------------------------------------------------

Net sales increased $1.3 million in the first quarter of 1995 compared with the first quarter of 1994. International sales increased $1.8 million and North American sales decreased $.5 million. International sales, as a percentage of total sales, increased due to the first quarter sales of several enhanced Series 9000's to a Japanese health agency for health claim processing. International sales continue to be a focus for the Company's future growth.

Service revenues decreased $.7 million mainly due to a decrease in software revenue of $.3 million which was directly related to the decline in domestic sales. R&D revenue decreased $.2 million due to the completion of a significant development project which began in the third quarter of 1993. Customer service revenue decreased $.2 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system which is less expensive to maintain.

Cost of sales increased $1.4 million from the first quarter of 1994 which was a reflection of the increase in net sales combined with a decrease in the gross margin percentage. The increase in net sales accounted for approximately $.4 million of the cost of sales increase. The actual gross margin percentage decreased from 40% in the first quarter of 1994 to 31% for the same period in 1995. The decline in the gross margin percentage was mainly due to the sales discounts recorded under the terms of a research and development agreement, which accounted for $.6 million in the first quarter of 1995. The gross margin percentage without the required discount was 36% for the quarter. The remaining $.4 million increase was due to changes in the overall sales mix compared to the prior year.

Marketing and service expenses decreased $.4 million from the first quarter of 1994 to 1995. Customer service expenses decreased $.2 million due to staffing decreases, a reduction in travel expenses and a decrease in depreciation expense related to customer service inventory. Sales expenses decreased $.2 million due to reductions in salaries, commissions and travel expenses.

Research and development expenses decreased $.1 million from the first quarter of 1994 to the first quarter of 1995 mainly due to a decrease in outside consulting services which were utilized in 1994 for development projects related to the pilot system for health claim processing in Japan.

                              SCAN-OPTICS, INC., AND SUBSIDIARIES
                                  PART II - OTHER INFORMATION
                     ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                                 (thousands, except share data)

                                                      Three Months Ended
                                                 --------------------------
                                                           March 31
                                                      1995          1994
                                                  ------------  ------------
PRIMARY AND FULLY DILUTED

Average common shares outstanding                   6,497,111     5,550,438

Average Class A common shares outstanding                           854,464

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using average market price during
  the quarter                                         323,649       426,126
                                                   ------------  ------------
        Total                                       6,820,760     6,831,028
                                                   ------------  ------------

        Net Income                                 $      107    $      388
                                                   ------------  ------------

        Earnings Per Share                         $     0.02    $     0.06
                                                   ------------  ------------


                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                       ITEM 6 (B) - REPORTS ON FORM 8-K

                   For the Three Months Ended March 31, 1995


No reports on Form 8-K were filed during the First Three Months of 1995.

                                 SIGNATURES
                               --------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                               -----------------
                                 (Registrant)




Date       May 12, 1995              /ss/
     --------------------      -----------------------------

                                Richard I. Tanaka
                                Chairman, Chief Executive
                                Officer and President



Date       May 12, 1995              /ss/
     --------------------      -----------------------------

                                Michael J. Villano
                                Vice President and
                                Chief Financial Officer