Form 10-Q
period 1995-06-30
SCAN OPTICS INC
filed 1995-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 1995

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


The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1995.

           Common Stock, $.02 par value         6,516,898

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share data)

                                            June 30, 1995      December 31, 1994
                                            -------------      -----------------
                                                      (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                     $    187           $    178
  Accounts receivable less allowance of $279
  at June 30, 1995 and December 31, 1994           9,630              9,124
  Inventories                                     16,649             14,223
  Prepaid expenses and other                       1,506              1,083
                                               ----------         ----------
    Total current assets                          27,972             24,608


Plant and equipment:
  Equipment                                       14,250             13,928
  Leasehold improvements                           2,808              2,808
  Office furniture and fixtures                    1,161              1,158
                                               ----------         ----------
                                                  18,219             17,894
  Less allowances for depreciation and
  amortization                                    13,970             13,272
                                               ----------         ----------
                                                   4,249              4,622

Other assets                                         345                389
                                               ----------         ----------
Total Assets                                    $ 32,566           $ 29,619
                                               ----------         ----------


                                            June 30, 1995      December 31, 1994
                                            -------------      -----------------
                                                      (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                         $  6,452           $  2,265
  Accounts payable                                 4,632              2,774
  Salaries and wages                               1,013              1,119
  Taxes other than income taxes                      454                348
  Income taxes                                       180                175
  Customer deposits                                  227              2,165
  Deferred revenues, net of costs                                        30
  Royalties payable                                   23                814
  Other                                              867                903
                                               ----------         ----------
    Total current liabilities                     13,848             10,593

  Other liabilities                                  366                295

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
     issued, 6,928,798 shares at June 30, 1995
     and 6,906,080 shares at December 31, 1994       138                138
  Common stock Class A Convertible, par
    value $.02 per share, authorized
      3,000,000 shares; none issued or
        outstanding
  Capital in excess of par value                  34,258             34,202
  Retained-earnings deficit                      (12,718)           (12,178)
  Foreign currency translation adjustments          (349)              (388)
  Unearned ESOP compensation                        (331)              (397)
                                               ----------         ----------
                                                  20,998             21,377
  Less cost of common stock in treasury,
    413,500 shares                                 2,646              2,646
                                               ----------         ----------
      Total stockholders' equity                  18,352             18,731
                                               ----------         ----------
  Total Liabilities and Stockholders' Equity    $ 32,566           $ 29,619
                                               ----------         ----------


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(thousands, except share data)







                                               Three Months Ended          Six Months Ended
                                                       June 30                   June 30
                                             1995         1994         1995         1994
                                         ------------ ------------ ------------ ------------

Revenues
  Net sales                              $     6,052  $     7,159  $    13,940  $    13,789
  Service revenues                             3,400        4,343        6,889        8,510
  Lease revenues                                  70           25          180           43
                                         ------------ ------------ ------------ ------------
    Total revenues                             9,522       11,527       21,009       22,342

Costs and Expenses
  Cost of sales                                4,273        4,549        9,689        8,558
  Marketing and service expenses               3,950        3,975        7,590        8,014
  Research and development expenses            1,086        1,751        2,586        3,339
  General and administrative expenses            763          712        1,503        1,423
  Interest expense                               122           63          233          132
                                         ------------ ------------ ------------ ------------
    Total costs and expenses                  10,194       11,050       21,601       21,466
                                         ------------ ------------ ------------ ------------
Operating income (loss)                         (672)         477         (592)         876

  Other income, net                               17           17           32           21
                                         ------------ ------------ -------------------------
Income (loss) before income taxes               (655)         494         (560)         897
  Income taxes (benefit)                          (8)          15          (20)          30
                                         ------------ ------------ ------------ ------------
Net Income (Loss)                        $      (647) $       479  $      (540) $       867
                                         ------------ ------------ ------------ ------------

Earnings (loss) per share                $     (0.10) $      0.07  $     (0.08) $      0.13
                                         ------------ ------------ ------------ ------------

Average common and common equivalent
			       shares       6,513,696    6,913,475    6,667,228   6,872,252


See accompanying notes.

    SCAN-OPTICS, INC., AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    (thousands)

                                                      For the Six Months Ended
                                                      ------------------------
                                                        June 30    June 30
                                                          1995       1994
                                                      ----------  ----------

    Operating Activities
      Net income(loss)                                $    (540)    $ 867






      Adjustments to reconcile net income (loss)
        to net cash used by operating activities
        Depreciation                                        698       484
        Amortization                                        330       476
        Changes in operating assets and liabilities:
          Accounts receivable                              (506)   (1,008)
          Inventories, prepaid expenses and other        (3,179)   (1,796)
          Accounts payable                                1,858      (941)
          Accrued expenses                                  (36)     (163)
          Royalties payable                                (791)      289
          Income taxes                                        5       (22)
          Deferred revenues, net of costs                   (30)     (828)
          Customer deposits                              (1,938)     (203)
          Other                                             220       179
                                                      ----------  ----------
        Net cash used by operating activities            (3,909)   (2,666)

    Investing Activities
      Purchases of plant and equipment                     (325)   (1,028)
                                                      ----------  ----------
        Net cash used by investing activities              (325)   (1,028)

    Financing Activities
      Proceeds from issuance of common stock                 56       231

      Proceeds from borrowings                           14,572    13,338
      Principal payments on borrowings                  (10,385)  (10,074)
                                                      ----------  ----------
        Net cash provided by financing activities         4,243     3,495

    Increase (decrease) in cash and cash equivalents          9      (199)


      Cash and cash equivalents at beginning of year        178       283
                                                      ----------  ----------
    Cash and Cash Equivalents at End of Period         $    187      $ 84
                                                      ----------  ----------


    See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended June 30, 1995


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Inventories

The components of inventories were as follows (thousands):

                                            June 30   December 31
                                              1995         1994
Finished goods                            $  3,092     $  2,533
Work-in-process                              4,739        2,506
Service parts                                2,082        2,409
Materials and component parts                6,736        6,775
                                           -------     --------
                                          $ 16,649     $ 14,223
                                           =======     ========

NOTE 3 - Credit Arrangements

On June 30, 1995 the Company amended its credit agreement (Agreement) with the bank to extend the maturity date to May 31, 1996. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (9% at June 30, 1995); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which also bears interest at prime (9% at June 30, 1995). As of July 5, 1995, the company converted $2.5 million of the international line of credit to a 90 day rate of 7.3% (LIBOR of 6.06% plus 1.25%). The weighted average interest rates on borrowings during the first half of 1995 and 1994 were 8.6% and 6.8% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of 1/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $1,131,000 as of June 30, 1995.

In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. At June 30, 1995, the Company defaulted on certain covenants which were subsequently waived by the bank.


NOTE 4 - Income Taxes

The Company has approximately $7,200,000 and $12,800,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1995 and 2009. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                  June 30     December 31
(thousands)                                         1995          1994
Deferred tax assets:
   Net operating losses                            $3,757       $ 3,541

   Depreciation                                        97            97
   Inventory valuation                                837           964

   Accounts receivable reserves                        32            32
   Revenue recognition                                 14            86
   Vacation accrual                                   267           265
   Other                                              252           253
                                                    -----         -----
      Total deferred tax assets                     5,256         5,238

 Deferred tax liabilities:
   Depreciation and other                             (80)         (100)

Valuation allowance                                (5,176)       (5,138)
                                                    -----         -----
      Net deferred taxes                            $   0         $   0
                                                =========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                       CONSOLIDATED FINANCIAL CONDITION
                                      AND
                             RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and cash equivalents remained relatively consistent with the December 31, 1994 balance.

Total Company borrowings increased $4.2 million from the end of 1994 to $6.5 million at June 30, 1995. The increase in borrowings is due to the timing of sales transactions and related receipts. On June 30, 1995 the Company amended the original loan agreement extending the maturity date of the existing line of credit to May 31, 1996. (See Note 3 To Financial Statements for further details). The available balance on the total line of credit was $3,144,000 as of August 8, 1995.

Operating activities used $3.9 million of cash in the first half of 1995.

Accounts receivable increased $.5 million during the first half of the year due to an increase in systems in acceptance.

Inventories increased $2.4 million in the first half of 1995, $1.3 million of which occurred in the second quarter. Total manufacturing inventories increased $2.3 million since the beginning of the year which consisted of a $1.7 million increase in work in process inventory, and a $.6 million increase in finished goods. The manufacturing production schedule was derived early in 1995, orders that were expected to be received and shipped during the second quarter were delayed which resulted in an increase in manufacturing inventory. The delays that occurred in domestic sales were caused by a conservative marketplace for large capital expenditures and the downsizing of Corporate America which delayed the decision making in upper level management. Engineering inventory increased $.4 million related to the development of the Series 7800 and other projects. Customer service inventories decreased by $.3 million in the first half of the year. During the second quarter, work in process inventory increased $1.0 million and finished goods increased $1.2 million, due to the delay in customer orders expected in the quarter. The stockroom inventory decreased by $.7 million which is reflective of the timing of inventory purchases and the future build cycle. Customer service inventories decreased $.2 million during the second quarter.

Prepaid expenses and other assets increased $.4 million due to increases in deferred costs relating to systems in acceptance.

Accounts payable increased $1.9 million from December 31, 1994 due to the increased inventory purchases which were necessary to support the second and third quarter build schedule.

Customer deposits decreased $1.9 million reflective of certain large international contracts recognized in revenue during the first half of 1995 which included substantial deposits.

Royalties payable decreased $.8 million due to the payment of royalties in January on sales recognized in the third and fourth quarter of 1994.

Results of Operations for the Three Months and Six Months Ended June 30, 1995 vs. 1994

Net sales increased $.2 million from the first six months of 1994 and decreased $1.1 million from the second quarter of 1994 to 1995. Compared to the first six months last year, international sales increased $2.7 million but were offset by a decrease in North American sales of $2.5 million. International sales, as a percentage of total sales, have increased due to the first and second quarter sales of several enhanced Series 9000's to a Japanese health agency for health claim processing. Domestic sales in the first half of 1995 were disappointing, however, the Company expects that domestic sales will rebound in the second half of 1995 to more consistent levels.

Service revenues decreased $1.6 million from the first six months of 1994 to 1995 and $.9 million from the second quarter of 1994 to 1995. Software revenue decreased $.6 million which was directly related to the decline in domestic sales. R&D revenue decreased $.4 million due to the completion of a significant development project which began in the third quarter of 1993. Customer service revenue decreased $.6 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system which is less expensive to maintain.

Cost of sales increased $1.1 million over the first six months of 1995 vs. 1994 and decreased $.3 million from the second quarter of 1994. The year to date increase is a reflection of a decrease in the gross margin percentage. The actual gross margin percentage decreased to 30% in the first half of 1995 from 38% for the same period in 1994. The gross margin percentages realized for the second quarter of 1995 and 1994 were consistent with the year to date percentages. The decline in the gross margin was mainly due to the sales discounts recorded under the terms of a research and development agreement, which accounted for $1.0 million in the first half of 1995 compared to $.3 million in 1994. One of the two agreements relating to discounts and royalties was completed at the end of the second quarter of 1995. The gross margin percentage without the required discounts and royalties would be 38% for the first half of 1995 vs. 40% for 1994.

Marketing and service expenses decreased $.4 million from the first half of 1994 and remained consistent with the second quarter of 1994. Customer service expenses decreased $.3 million due to staffing decreases, a reduction in travel expenses and a decrease in depreciation expense related to customer service inventory. Sales expenses decreased $.3 million due to reduction in salaries, commissions and travel expenses. Marketing expenses and software expenses each increased $.1 million due to increases in salary expenses.

Research and development expenses decreased $.8 million from the first half of 1994 and decreased $.7 million compared to the second quarter of 1994 mainly due to a decrease in outside consulting services which were utilized in 1994 for development projects related to the system for health claim processing in Japan.

                                  SCAN-OPTICS, INC., AND SUBSIDIARIES
                                         PART II - OTHER INFORMATION
                         ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                                          (thousands except share data)

                                           Three Months Ended            Six Months Ended
                                                     June 30                     June 30
                                          1995          1994           1995          1994
                                     ------------  ------------   ------------  ------------
PRIMARY AND FULLY DILUTED

Average common shares outstanding    6,513,696     5,604,732      6,505,404     5,577,585

Average Class A common shares
  outstanding                                        854,464                      854,464

Net effect of dilutive stock options
 and warrants - based on the
 treasury stock method using average
 market price during the quarter                     454,279        161,825       440,203
                                    ------------   ------------   ------------  ------------
        Total                       6,513,696      6,913,475      6,667,229     6,872,252
                                    ------------   ------------   ------------  ------------

        Net Income (Loss)           $    (647)     $     479      $    (540)   $      867
                                     ------------  ------------   ------------  ------------

        Earnings (Loss) Per Share   $    (0.10)    $    0.07      $   (0.08)   $     0.13
                                     ------------  ------------   ------------  ------------


[CAPTION]
                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                       ITEM 6 (B) - REPORTS ON FORM 8-K

                   For the Three Months Ended June 30, 1995


No reports on Form 8-K were filed during the First Six Months of 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                 (Registrant)




Date       August 9, 1995              /ss/

                                Richard I. Tanaka
                                Chairman, Chief Executive
                                Officer and President



Date       August 9, 1995              /ss/

                                Michael J. Villano
                                Vice President and
                                Chief Financial Officer