Form 10-Q
period 1995-09-30
SCAN OPTICS INC
filed 1995-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
                              (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER  30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.( X ) YES    (   ) NO


The number of shares outstanding of each of the issuer's classes of common stock, as of November , 1995.

                      Common Stock, $.02 par value

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share data)
                                             September     December
                                              30, 1995     31, 1994
                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                    $  222     $   178
  Accounts receivable less allowance of
  $193 at September 30, 1995 and $279 at
  December 31, 1194                               10,167      9,124
  Inventories                                     15,189      14,223
  Prepaid expenses and other                      1,296       1,083
    Total current assets                          26,874      24,608
Plant and equipment:
  Equipment                                       14,376      13,928
  Leasehold improvements                          2,808       2,808
  Office furniture and fixtures                   1,161       1,158
                                                  18,345      17,894
  Less allowances for depreciation and            14,296      13,272
amortization
                                                  4,049       4,622
Other assets                                      332         389
Total Assets                                      31,255      29,619

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                         $ 5,628       2,265
  Accounts payable                                3,237       2,774
  Salaries and wages                              920         1,119
  Taxes other than income taxes                   560         348
  Income taxes                                    192         175
  Customer deposits                               1,214       2,165
  Deferred revenues, net of costs                 360         30
  Royalties payable                               22          814
  Other                                           1,168       903
    Total current liabilities                     13,301      10,593
  Other liabilities                               403         295
Stockholders' Equity
  Preferred stock, par value $.02 per
share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,035,598 shares at
September 30, 1995
        and 6,906,080 shares at December          141         138
31, 1994
  Common stock Class A Convertible, par
    value $.02 per share, authorized
      3,000,000 shares; none issued or
        outstanding
  Capital in excess of par value                  34,265      34,202
  Retained-earnings deficit                       (13,569)    (12,178)
  Foreign currency translation adjustments        (342)       (388)
  Unearned ESOP compensation                      (298)       (397)
                                                  20,197      21,377
  Less cost of common stock in treasury,
    413,500 shares                                2,646       2,646
      Total stockholders' equity                  17,551      18,731
  Total Liabilities and Stockholders'           $ 31,255      29,619
Equity
See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(thousands, except share data)
                                                Three Months Ended               Nine Months Ended
                                                    September 30                      September 30
                                               1995            1994            1995            1994
Revenues
  Net sales                               $  6,275        $  7,027        $  20,286       $  20,816
  Service revenues                           3,532           3,787           10,421          12,297
  Lease revenues                             8               111             117             154
    Total revenues                           9,815           10,925          30,824          33,267
Costs and Expenses
  Cost of sales                              4,817           4,551           14,506          13,109
  Marketing and service expenses             3,738           3,727           11,328          11,741
  Research and development expenses          1,149           1,633           3,735           4,972
  General and administrative expenses        845             689             2,348           2,112
  Interest expense                           134             107             367             239
    Total costs and expenses                 10,683          10,707          32,284          32,173
Operating income (loss)                      (868)           218             (1,460)         1,094
 Other income, net                           5               28              37              49
Income (loss) before income taxes            (863)           246             (1,423)         1,143
  Income taxes (benefit)                     (12)            (24)            (32)            6
Net Income (Loss)                         $  (851)        $  270          $  (1,391)      $  1,137
Earnings (loss) per share                 $  (0.13)       $  0.04         $  (0.21)       $  0.17
Average common and common equivalent shares  6,517,964       6,820,379       6,617,964       6,854,961
See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(thousands)
                                                       For the Nine Months Ended
                                                   September 30       September 30
                                                        1995               1994
Operating Activities
  Net income(loss)                                 $  (1,391)         $  1,137
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities
    Depreciation                                      1,024              760
    Amortization                                      495                714
    Changes in operating assets and liabilities:
      Accounts receivable                             (1,043)            (2,303)
      Inventories, prepaid expenses and other         (1,682)            (2,984)
      Accounts payable                                535                (1,001)
      Accrued expenses                                228                103
      Royalties payable                               (814)              731
      Income taxes                                    17                 (31)
      Deferred revenues, net of costs                 330                (828)
      Customer deposits                               (951)              (15)
      Other                                           319                297
    Net cash used by operating activities             (2,933)            (3,420)
Investing Activities
  Purchases of plant and equipment                    (451)              (1,196)
    Net cash used by investing activities             (451)              (1,196)
Financing Activities
  Proceeds from issuance of common stock              65                 240
  Proceeds from borrowings                            21,303             20,207
  Principal payments on borrowings                    (17,940)           (15,313)
    Net cash provided by financing activities         3,428              5,134
Increase in cash and cash equivalents                 44                 518
  Cash and cash equivalents at beginning of year      178                283
Cash and Cash Equivalents at End of Period          $ 222              $ 801
See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended September 30, 1995


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
financial   statements.   In   the  opinion  of  management,  all  adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - Inventories

The components of inventories were as follows (thousands):

                                      September 30   December 31
                                          1995         1994
Finished goods                         $  3,125   $  2,533
Work-in-process                           3,984      2,506
Service parts                             2,177      2,409
Materials and component parts             5,903      6,775
                                       $ 15,189   $ 14,223
                                        *******    *******

NOTE 3 - Credit Arrangements

On August 9, 1995 the Company amended its credit agreement (Agreement) with the bank. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 3/4 % at September 30, 1995); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and bears interest at prime plus 1/2 (9 1/4 % at September 30, 1995). As of July 5, 1995, the company converted $2.5 million of the international line of credit to a 90 day rate of 7.3% (LIBOR of 6.06% plus 1.25%). Upon maturing on October 5, 1995, the $2.5 million resumed the prime rate of interest. The weighted average interest rates on borrowings during the first nine months of 1995 and 1994 were 8.6% and 6.8% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of 3/4 % per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $1,622,000 as of September 30, 1995.


SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended September  30, 1995


In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. At September 30, 1995, the Company defaulted on certain covenants. The Bank waived these defaults on November 9, 1995, subject to execution of an amendment to the Agreement modifying certain covenants and increasing certain interest rates.
bank.

NOTE 4 - Income Taxes

The Company has approximately $8,100,000 and $13,700,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1995 and 2009. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                              September 30    December 31
 (THOUSANDS)                                      1995           1994
Deferred tax assets:
   Net operating losses                         $4,102         $ 3,541
   Depreciation                                     97              97
   Inventory valuation                             782             964
   Accounts receivable reserves                                     32
   Revenue recognition                             192              86
   Vacation accrual                                267             265
   Other                                           253             253
      Total deferred tax assets                  5,693           5,238

 Deferred tax liabilities:
   Depreciation and other                          (72)           (100)

Valuation allowance                             (5,621)         (5,138)
      Net deferred taxes                         $   0          $    0

                                                 **********************

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  OF

                   CONSOLIDATED FINANCIAL CONDITION

                                  AND

                         RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash  and  cash  equivalents  remained consistent with the  December  31,  1994 balance.

Total Company borrowings increased $3.4 million from the end of 1994 to $5.6 million at September 30, 1995. As of September 30, 1995 the Company amended the loan agreement. (See Note 3 To Financial Statements for further details). The available balance on the total line of credit was $2,300,000 as of November 7, 1995.

Operating activities used $ 2.9 million of cash in the first nine months of 1995.

Accounts receivable increased $1.0 million during the first nine months of the year primarily due to an increase in systems in acceptance.

Inventories increased  $1.0  million  in  the  first  nine  months  of 1995 and
decreased   $  1.5  million  during  the third quarter.  The components of  the fluctuations are as follows:

     Total manufacturing inventories  increased  $  1.0   million  from  the
     beginning of the year which consisted of a $ 1.3 million increase in work in process inventory, and a $.6 million increase in finished goods, offset by a $.9 million decrease in stockroom inventory. The manufacturing production schedule was derived early in 1995; orders that were expected to be received and shipped during the first nine months were delayed, resulting in an increase in work in process and finished goods inventory. In June 1995, the Company adjusted the production schedule and purchase requirements to reflect the current level of sales activity resulting in a decrease in stockroom inventory, $.8 million of which occured during the third quarter.

     Engineering  inventory increased $.2 million related to the development
     of the Series 7800  and  other  projects.   Customer  service  inventories
     decreased by $.2 million in the first nine months of the year and decreased $.1 million during the third quarter.

Prepaid expenses and other assets increased $.2 million primarily due to prepaid inventory related to engineering development projects.

Accounts payable increased $ .5 million from December 31, 1994 due to the timing of cash flows.

Customer   deposits   decreased   $1.0  million  reflective  of  certain  large
international contracts recognized in revenue during the first nine months of 1995 which included substantial deposits.

Royalties payable decreased $.8 million due to the payment of royalties in January, 1995 on sales recognized in the third and fourth quarter of 1994.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30 1995 VS. 1994

Net sales decreased $.5 million from the first nine months of 1994 and decreased $.8 million from the third quarter of 1994 to 1995. Compared to the first nine months last year, international sales increased $ 6.0 million but were offset by a decrease in North American sales of $6.5 million. International sales have increased due to sales of several enhanced Series 9000's to a Japanese health agency for health claim processing. During the second quarter, the Company introduced two new products which are expected to have a positive impact on future domestic sales.

Service revenues decreased $1.9 million from the first nine months of 1994 to 1995 and $.3 million from the third quarter of 1994 to 1995. Software revenue decreased $.2 million which was directly related to the decline in domestic sales. R&D revenue decreased $.7 million due to the completion of a significant development project which began in the third quarter of 1993. Customer service revenue decreased $1.0 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system which is less expensive to maintain.

Cost of sales increased $1.4 million over the first nine months of 1995 vs. 1994 and increased $.3 million from the third quarter of 1994. The change is a reflection of decreases in the gross margin percentage and manufacturing absorption. The actual gross margin percentage decreased to 28% in the first nine months of 1995 from 37% for the same period in 1994. The gross margin percentage realized for the third quarter of 1995 was 23% vs. 35% for the same period in 1994. The decline in the gross margin realized for both the quarter and year to date was a result of several factors: During the first nine months, the sales mix shifted from domestic sales to international sales, which carried a lower gross margin percentage, and sales recorded under the terms of an agreement, which requires royalty payments to a third party, accounted for $1.0 million in the first nine months of 1995 compared to $.4 million in 1994. One of two agreements, requiring discount and royalty payments was completed at the end of the second quarter of 1995.

Marketing and service expenses decreased $.4 million from the first nine months of 1994 to 1995 and remained consistent from the third quarter of 1994 to 1995. Customer service expenses decreased $.5 million due to staffing decreases and a reduction in travel expenses. Sales expenses decreased $.7 million due to reductions in salaries, resulting from a restructuring of the sales and marketing departments. Commissions and travel expenses also decreased compared to prior year. Marketing and software expenses each increased $.4 million due to increases in salaries affected by the Company's departmental restructuring. Travel expenses within the software department also increased compared to prior year.

Research and development expenses decreased $1.2 million from the first nine months of 1994 and decreased $.5 million compared to the third quarter of 1994 mainly due to a decrease in outside consulting services which were utilized in 1994 for development projects related to the system designed for health claim processing in Japan.

In response to the decline in sales and margins in the third quarter, on November 2, 1995, the Company announced a reduction in its work force of approximately 40 employees from a total of 297 employees. Earlier, throughout the year, the Company's work force declined by an additional 55 employees due to attrition and other adjustments. The November cost cutting measures, along with other steps to be executed, will not affect the results of the fourth quarter of 1995, but are expected to have a positive impact on 1996 results.

                       PART II - OTHER INFORMATION

                                         SCAN-OPTICS, INC., AND SUBSIDIARIES
                                                PART II - OTHER INFORMATION
                                     ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                                                 (thousands except share data)
                                                       Three Months Ended                            Nine Months Ended
                                                            September 30                                 September 30

                                                      1995                  1994                   1995                  1994
PRIMARY AND FULLY DILUTED
Average common shares outstanding                   6,517,964             6,476,462              6,509,590             5,877,211
Average Class A common shares outstanding                                                                              569,643
Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using average market price during
  the quarter                                                             343,917                107,883               408,107
        Total                                       6,517,964             6,820,379              6,617,473             6,854,961
        Net Income (Loss)                        $  (851)              $  270                 $  (1,391)            $  1,137
        Earnings (Loss) Per Share                $  (0.13)             $  0.04                $  (0.21)             $  0.17

                    ITEM 6 (B) - REPORTS ON FORM 8-K

              For the Nine Months Ended September 30, 1995


No reports on Form 8-K were filed during the First Nine Months of 1995.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SCAN-OPTICS, INC.
                              (Registrant)




Date       NOVEMBER 14,  1995                                              /SS/

                            Richard I. Tanaka
                            Chairman, Chief Executive
                            Officer and President



Date       NOVEMBER 14,  1995                                              /SS/

                            Michael J. Villano
                            Vice President and
                            Chief Financial Officer