Form 10-K
period 1995-12-31
SCAN OPTICS INC
filed 1996-03-29
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended                December 31, 1995

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to

Commission File No.                           0-5265

                               SCAN-OPTICS, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                         06-0851857

 (State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)          Number)

22 Prestige Park Circle, East Hartford, CT                    06108
(Address of principal executive offices)                     Zip Code

                                (860) 289-6001
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock,
                                                             $.02 par value
                                                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    (X) YES  ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $24,288,078 as of March 27, 1996.

The number of shares of common stock, $.02 par value, outstanding as of March 27, 1996 was 6,939,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 1996 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

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

The Company designs, manufactures, markets and services information processing systems which are used for imaging, data capture, document processing and the management of information. The Company's Series 7000 Network Image Scanners and Series 9000 optical character recognition/(OCR) and intelligent character recognition (ICR) scanners deliver cost-effective, high volume imaging solutions. Its UNIX and PC-based post-scanning systems offer verification, image storage and retrieval, and document management in an open-systems environment. The Company's professional services integrate scanning platforms and networked tools to deliver a turn-key system solutions.


TARGET SOLUTIONS

HEALTH CARE AND INSURANCE PROCESSING
The Company has been providing health care related information systems since 1985. These applications include processing customer satisfaction forms, patient encounter forms, and Health Care Financing Administration (HCFA)
Forms. To ease the implementation for customers, the systems are designed to utilize industry standard components wherever feasible, including processing on industry standard client/server, open LAN-based systems designed specifically to improve the efficiency of health claim form reporting and processing. The Company's goal in providing this service is to minimize the customer investment involved with processing paper health claim forms.

ORDER PROCESSING
The Company has been providing applications for order entry for at least 16 years. At one customer site, order entry software is processing over 800,000 orders on a daily basis. Order entry is a key operational requirement for any successful company. The Company's systems fulfill this requirement in an efficient, timely, and cost-effective manner. The Company enjoys the reputation as a leading supplier of high speed order entry software.

TAX AND FINANCIAL SERVICES PROCESSING
The Company has had significant experience in processing taxes at various state governments as well as at the Internal Revenue Service. The Company's Series 9000 systems recently processed the One Hundred Millionth (100,000,000th) tax document on the IRS SCRIPS System during this past calendar year. These Series 9000 systems use application programs developed and supported by the Company. The Company has 25 years of experience in tax processing.


PRODUCTS

The Company designs, manufactures, markets and services information processing systems which use "state of art" technology for imaging, automated data capture, document processing and the management of information. These systems employ high speed paper movement, OCR/ICR, high speed image capture, image storage and retrieval systems, image information processing, key-entry, microfilming, ink jet printing, high-speed paper handling with multi-pocket page and/or document sorting, local area networking, client/server PC processing, communications software and software/hardware integration technologies to assure a complete approach to engineering solutions for data processing.

These key product disciplines translate integration skills that leverage the core competencies of the Company to provide broader solution alternatives. These core competencies include:

Document Scanning
Character Recognition (OCR, ICR, Barcode, Marksense, etc.)
High Speed Paper Handling
Image Enhancement Algorithms and Image Quality
Key-From-Image and Data Entry
Customer Relations
Value Added Engineering Services and Solutions


CORE COMPETENCIES

DOCUMENT SCANNING
The Company has been addressing the high-speed, high-volume, page/document processing market place since its inception in 1968. During 1992, the Company introduced the newest generation of scanners called the Series 9000 system. This system launched the Company into the full page image and recognition (ICR) market. Full page document processing includes front and back imaging, OCR reading, serialization and microfilming of a document in a single pass.
During 1994, the Company introduced the Model 7800 scanner which is an image product which can be utilized to improve Customer Service, Order Processing, and Microfilm Replacement.

CHARACTER RECOGNITION
As with the scanners, the Company has been providing its own developed character recognition since 1968. This recognition has always included the basic in-line recognition of machine printed, handprinted, and mark sense. With the introduction of the Series 9000 system, the Company has expanded this recognition to include barcode, patch code, special educational score testing analysis, and special stamp recognition. In addition to these recognition processes, the Company has integrated and developed neural recognition technologies that support both in-line and post recognition.

HIGH SPEED PAPER HANDLING
The Company is a leader in patented high speed paper handling systems.   The
Series 9000 scanner which was introduced in 1992 has over 100 systems installed world wide. The Company has over 300 scanning systems installed world wide processing 15 million pieces of paper on a daily basis.

IMAGE ENHANCEMENT ALGORITHMS AND IMAGE QUALITY
Image enhancement algorithms and image quality are priority development activities for the Company. Image enhancement starts at the scanner capture system. The Company provides the fastest page capture and image system on the market today. This processing is carried forward into the Company's key-From-Image and Image Storage and Retrieval Systems. Management believes that the Company's image quality is among the best in the industry
 .
Electronic image processing and storage are rapidly overtaking the use of microfilm and the Company is on the leading edge of this technology with its hardware and application software solutions.

KEY-FROM-IMAGE AND DATA ENTRY
The Company has been providing complete hardware and software solutions using Key-From-Image (KFI) and Data Entry since 1976. This KFI and Data Entry solution remains important today, using the latest open network and platform designs with Windows<trademark>, UNIX, Novell, TCP/IP, NT, and other industry standard components. By combining the high-speed scanning systems with the flexibility of KFI and Data Entry, customers are able to lower their overall data capture and document processing costs while improving the level of data accuracy.

CUSTOMER RELATIONS
28 Years of Customized Software Solutions
Customized software support has provided service to the Company's customers since 1968. The Company's scanners and assorted network system products provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in Health Care, Order Entry, and Tax Processing. This customized software support enables the Company to provide full production-ready application systems tailored to the customer's specific needs.

This support is provided through professional services offered by the Company. These services offer a total package of Application Services including: specifications, design, development, installation, training, support and project management. The Company also provides individual, custom software services as requested by the customer. In this way, the Company can either provide the entire package of software support or simply provide those services that the customer desires.

28 Years of Hardware Support
The Company has been offering service and maintenance support to its broad customer base since 1968. This support is available with either leased or purchased systems in both the domestic and the international markets. Service is provided through a network of over 100 service centers in North America and the United Kingdom. The Company provides on-site and on-call service with response times of two hours or less. The Company focuses on comprehensive diagnostic routines, modular design and preventative maintenance procedures to assure its users of high system availability to perform mission critical applications.

Service revenue accounted for 34%, 36% and 37% of the Company's total revenue for 1995, 1994 and 1993, respectively.

VALUE ENGINEERING SERVICES AND SOLUTIONS
The Company has been supplying engineering services and solutions to meet customer needs since introducing its first fully integrated solution in 1976. The solutions include scanning, recognition, Key-From-Image, data entry, and communications. During 1993, the Company was selected to develop a prototype system to process medical claims for a health care agency in Japan. This system was designed with 36 stacker pockets for sorting forms; expanded paper handling capabilities for light-weight, flimsy forms; high resolution image cameras to permit recognition of complex Japanese kanji characters; and software forms recognition for up to 20,000 different form formats.

The Company has been involved in special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstake contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. In addition to stamp processing, the Company has been engaged in recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second.


SIGNIFICANT CUSTOMERS

In 1995, one customer accounted for approximately 31% of consolidated revenues. Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%. No single customer accounted for more than 10% of consolidated revenues in 1993.


CHANNELS OF DISTRIBUTION

The Company is augmenting its practice of selling directly to end-users and distributors to respond to new opportunities in the marketplace. The focus on providing more complete solutions to customers has stimulated the pooling of resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets in 1995, both domestically and internationally.


BACKLOG

The backlog for the Company's products and services as of December 31, 1995 and 1994 was approximately $12,483,000 and $19,775,000 respectively. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.


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


COMPETITION

The Company competes with service providers utilizing multiple vendor architectures. The Company differentiates its solutions by offering a total system, including post installation of hardware and software services. The Company focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company.


PATENTS

The Company currently has five United States patents in force which expire between 2003 and 2013. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms which are used throughout the product lines. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant.


EMPLOYEES

As of December 31, 1995 the Company employed 269 persons, including 20 with administrative and support responsibilities, 144 in marketing, sales, software and service activities and 105 in engineering and production capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.


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

The Series 9000 interfaces with other company products to provide multi-media data entry and image storage retrieval. During 1994, the Company developed and delivered a network-based scanning, recognition and data entry product - the Series 7000 - which addresses requirements for a distributed solution.

In April 1995, the Company introduced the Model 7800 Scanner. The Model 7800 is the world's fastest full-page image scanner, capable of capturing up to 200 full size pages per minute. It is based on Scan-Optics' high-end, industry proven Series 9000.

The Company considers product development to be a significant element in maintaining market share. During the years ended December 31, 1995, 1994 and 1993, the Company's research and development expenses were $4,574,000, $5,690,000, and $4,601,000, respectively. Some portion of these amounts were funded under the development agreements described above.

The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products which exploit the Company's core competencies: document scanning, character recognition, high speed paper handling, image enhancement, key-from-image and data entry, customer relations and value engineering services and solutions.


FUNDED DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, are required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1995, the Company had repaid or accrued $4,432,000 or 90% of the maximum potential royalty.

During 1993, the Company entered into a $1,160,000 product development agreement for a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $370,000 in 1994 and $790,000 in 1993. These revenues offset related costs incurred to develop the modifications and enhancements. Two prototype systems were delivered in the first quarter of 1994 and successfully passed customer acceptance testing. An initial production contract was awarded for delivery in the fourth quarter of 1994. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1995, the Company entered into $700,000 of product development agreements with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to these development agreements of $336,000 in 1995. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.


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

The following table sets forth certain information relating to export sales for the three most recent fiscal years ended December 31:

EXPORT SALES

(thousands)                      1995             1994           1993
 Latin America and
 South America               $   375   2%     $  1,577   15%   $  418    9%
 Europe                          444   3%        2,187   21%    2,022   42%
 Pacific Rim                  15,056  95%        6,745   64%    2,320   49%
                             $15,875           $10,509        $ 4,760

Export sales represented 57%, 39% and 24% of net sales for the three years ended December 31, 1995, 1994 and 1993, respectively.

ITEM 2 - PROPERTIES

The Company's executive offices and principal research and development and marketing activities are located in a one-story, thirty-five thousand square foot brick and cinder block building located in East Hartford, Connecticut, leased for a term expiring in December 1996. The Company has a eighty-four thousand square foot manufacturing facility in Manchester, Connecticut, whose lease expires in December 1996. The Company also operates two sales, support, and research and development facilities; one in Irvine, California of four thousand square feet expiring in December 1998 and one in Berkeley, California of two thousand square feet expiring in December 1996.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter during the fourth quarter of 1995 to a vote of the stockholders.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.
                                                               Officer
Name                   Age      Principal Occupation:           Since

Richard I. Tanaka      67       Chairman, Chief Executive
                                Officer and Director            1989

James C. Mavel         50       Chief Operating Officer
                                and President                   1996

Robert L. Bell         44       Vice President -
                                Business Development            1993

William H. Cuddy       60       Secretary                       1984

Richard C. Goyette     44       Vice President -                1996
                                Sales and Marketing

Clarence W. Rife       56       Vice President -
                                Customer Relations              1975

John B. Sayre          60       Vice President -
                                Facilities and Manufacturing    1988

Michael J. Villano     36       Chief Financial Officer
                                and Vice President              1992


Dr. Tanaka joined the Company in September 1989 as Chairman of the Board and Chief Executive Officer. Prior to joining the Company, Dr. Tanaka was President of Lundy Electronics and Systems, Inc., a division of TransTechnology Corp. from 1987 to 1989 and from 1980 to 1986 he was President and CEO of Systonetics, Inc.

Mr. Mavel joined the Company in January 1996 as Chief Operating Officer and President. Prior to joining the Company, from 1992 through 1995, Mr. Mavel was Vice President and General Manager of the Imaging Systems Division of Unisys. From 1991 to 1992, he was Group Vice President of the Financial Information Systems Division of National Data Corporation.

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

Mr. Goyette joined the Company in March 1996 as Vice President - Sales and Marketing. Prior to joining the Company, from 1993 through 1995, Mr.
Goyette was Vice President of the Imaging Systems Group of Unisys. From 1992 to 1993, he was Vice President of the Software Products Group of Unisys. From 1990 to 1992 he was Vice President of Corporate Information Productivity Systems of Unisys.

Mr. Rife has been employed by the Company since 1969 and was elected to the position of Vice President in 1975. He is currently Vice President - Customer Relations.

Mr. Sayre joined the Company in December 1988 as Vice President - Facilities and Manufacturing. Prior to this date he held various management positions with Pratt and Whitney, Division of United Technologies Corporation, from 1985 to 1988 and previously with LTV/Republic Steel from 1980 to 1985.

Mr. Villano joined the Company in 1986 and in 1988 was named Assistant Controller. In 1989 he was promoted to the position of Controller, in February 1992 was named Vice President and Controller and in March 1994 was named Chief Financial Officer and Vice President.

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

                                    PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS


The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Security Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,419 Common stockholders of record at December 31, 1995.

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


Quarter Ended   March 31     June 30     September 30      December 31
            High      Low High    Low    High     Low      High    Low
1995       6 1/4    4 3/4  5 3/4  4 1/8   5 1/8   3 5/8   3 5/8     2 1/8
1994       8 1/8    4 3/4  9 1/8  5 3/8   7 1/2   5 5/8   7 3/8     5 1/2

ITEM 6 - SELECTED FINANCIAL DATA
SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS
SELECTED FINANCIAL DATA

(thousands, except share data)        1995            1994            1993            1992            1991
Net Operating Revenues        $      42,084   $      43,889   $      36,381   $      37,893   $      42,374
Income (loss) before income taxes
   and extraordinary gain     $      (1,327)  $       1,244   $        (932)  $      (1,493)  $         687
   Income taxes (benefit)               (72)            (40)             49             118             183
Income (loss) before extraordinary
   gain                              (1,255)          1,284            (981)         (1,611)            504
   Extraordinary gain on retirement of debt                                                             185
Net income (loss)             $      (1,255)  $       1,284    $       (981)  $      (1,611)  $         689

Earnings (loss) per share before
   extraordinary gain on retirement
   of debt                    $       (0.19)   $       0.19    $       (0.15) $       (0.25)  $        0.08
Earnings (loss) per share     $       (0.19)   $       0.19    $       (0.15)  $      (0.25)  $        0.11
Average common and common
   equivalent shares outstanding  6,620,270       6,859,544        6,345,137      6,321,922       6,459,768


SELECTED BALANCE SHEET DATA

 Total assets                 $      29,514   $      29,619   $       27,878   $     26,995   $      28,775
 Working capital              $      14,239   $      14,015   $       13,135   $     13,042   $      14,092
 Total stockholders' equity   $      17,751   $      18,731   $       17,097   $     18,012   $      19,798

The Company has not paid any dividends for the five year period ended December 31, 1995.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $.1 million from 1994 to 1995.

Total Company borrowings decreased $2.0 million to $.3 million at December 31, 1995. The average borrowing level for 1995 was $5.3 million compared to $4.8 million for 1994. The change in borrowing level is due in part to the loss incurred in 1995 as well as the timing of cash flows throughout the year.

Operating activities provided $2.4 million of cash in 1995 compared to $1.2 million in 1994. The increase is attributable to a significant customer deposit received in the last quarter of 1995, offset partially by increases in accounts receivable and inventory.

Non-cash expenses recorded in 1995 were $2.5 million vs. $2.6 million in 1994. These expenses primarily relate to depreciation, amortization, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Accounts receivable increased $1.2 million from 1994 reflecting the increase in sales in the fourth quarter of 1995 compared to 1994.

Total inventories decreased $.5 million from 1994 levels. Manufacturing inventories decreased $3.1 million during the year due to transfers of product to the customer service inventory that are utilized in support of our maintenance contracts. The items transferred mainly represent non-current products with significant numbers of installed machines requiring this supply of parts. The transfer of $2.5 million accounted for the change in both manufacturing and customer service inventories.

Plant and equipment increased $.3 million in 1995. The major components of this increase include assets acquired as a result of the Company's license of the Image EMC product, engineering development equipment and test equipment, and the upgrading of the Company's show booth.

Accounts payable and accrued expenses increased $.9 million from 1994 levels. Accounts payable increased $.1 million due to timing of cash flows related to inventory purchases. Accrued expenses decreased $1.0 million due to the payment of the royalty accrual upon completion of a research and development agreement during June of 1995.

Customer deposits increased $3.7 million and relate primarily to deliveries of equipment in 1996 to a Japanese health agency.

On March 11, 1996, the Company received a commitment letter extending the maturity date of the Company's outstanding bank line of credit to May 29, 1997. Management believes that the line of credit provides the Company with sufficient financial resources to meet its working capital and capital expenditure requirements.


RESULTS OF OPERATIONS -- 1995 VS. 1994

TOTAL REVENUES decreased $1.8 million from 1994.

NET SALES increased $.7 million from the prior year. North American sales decreased $4.6 million and international sales increased $5.3 million from 1994. The North American sales decreased due to the completion of the primary implementation of the IRS SCRIPS award in 1994. International sales in the Pacific Rim showed significant growth from 1994 to 1995. Sales to a Japanese health agency increased sales volume in this marketplace by 123% or $8.3 million. Sales to Latin America and South America decreased 76% or $1.2 million. Sales to Europe decreased 80% or $1.8 million over the prior year. These decreases are reflective of large non-recurring sales which occurred in the prior year.

SERVICE REVENUES decreased $2.3 million from 1994 to 1995. Customer service revenue decreased $1.5 million due to the replacement of older product lines which included a significant maintenance surcharge with the Series 9000. Software service revenue decreased $.3 million due to the decrease in North American sales during the year. Engineering revenue decreased $.5 million from 1994 to 1995 due to the completion of a significant product development agreement.

COST OF SALES increased $1.9 million from 1994 to 1995. The gross margin percentage decreased 5.3% from 34.8% in 1994 to 29.5% in 1995. The decrease in gross margin is due to the shift in revenue mix from domestic sales to international sales, particularly to the Pacific Rim. Sales to a Japanese health agency, due to the volume of orders, carried a lower margin percentage. Additionally, unabsorbed manufacturing expenses increased in 1995 due to the fluctuations in production volume throughout the year.

MARKETING AND SERVICE EXPENSES decreased by $.7 million in 1995 principally due to staffing reductions related to changes in the installed base of serviced equipment.

RESEARCH AND DEVELOPMENT EXPENSES decreased $1.1 million from 1994 mainly due to the decrease in engineering staff resulting from the corporate reorganization as well as a decrease in the utilization of outside consultants.

GENERAL AND ADMINISTRATIVE EXPENSES increased $.5 million compared to prior year mainly due to a $.2 million increase in legal expenses, and a $.1 million increase in the Company's contribution to the 401(k) plan. Additionally, outside recruiting firms were utilized in 1995 to fill open positions in upper management.


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

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


Hartford, Connecticut
February 2, 1996, except for the second paragraph of Note C, as to which the date is March 11, 1996

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                          December 31
(thousands, except share data)                      1995                1994
Assets
Current Assets:
  Cash and cash equivalents                    $     281         $      178
  Accounts receivable, less allowance of $413
    in 1995 and $279 in 1994                      10,297              9,124
  Inventories                                     13,746             14,223
  Prepaid expenses and other                       1,261              1,083
    Total current assets                          25,585             24,608


Plant and equipment:
  Equipment                                       14,097             13,928
  Leasehold improvements                           2,837              2,808
  Office furniture and fixtures                    1,215              1,158

                                                  18,149             17,894
  Less allowances for depreciation
    and amortization                              14,340             13,272
                                                   3,809              4,622

Other assets                                         120                389
Total Assets                                   $  29,514           $ 29,619

                                                          December 31
(thousands, except share data)                      1995                1994
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                        $     305        $     2,265
  Accounts payable                                 2,862              2,774
  Salaries and wages                                 909              1,119
  Taxes other than income taxes                      338                348
  Income taxes                                       185                175
  Customer deposits                                5,900              2,165
  Deferred revenues, net of costs                                        30
  Royalties payable                                   18                814
  Other                                              829                903
    Total current liabilities                     11,346             10,593

  Other liabilities                                  417                295


Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
Common stock, par value $.02 per share,
authorized 15,000,000 shares;
issued, 6,935,184 shares in 1995 and
6,906,080 shares in 1994                             139                138
Common stock Class A Convertible, par
value $.02 per share, authorized 3,000,000
shares; available for issuance 2,145,536 shares,
none issued or outstanding
Capital in excess of par value                    34,271             34,202
Retained-earnings deficit                        (13,433)           (12,178)
Foreign currency translation adjustments            (315)              (388)
Unearned ESOP compensation                          (265)              (397)
                                                  20,397             21,377
Less cost of common stock in treasury,
413,500 shares                                     2,646              2,646
Total stockholders' equity                        17,751             18,731
Total Liabilities and Stockholders' Equity     $  29,514           $ 29,619



See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31
(thousands, except share data)                           1995              1994             1993
Revenues
Net sales                                           $    27,642      $     26,988     $     19,698
Service revenues                                         14,309            16,616           16,458
Other operating revenues                                    133               285              225
Total revenues                                           42,084            43,889           36,381

Costs and Expenses
Cost of sales                                            19,487            17,584           11,902
Marketing and service expenses                           15,769            16,437           17,940
Research and development expenses                         4,574             5,690            4,601
General and administrative expenses                       3,142             2,637            2,632
Interest expense                                            488               376              274
Total costs and expenses                                 43,460            42,724           37,349
Operating income (loss)                                  (1,376)            1,165             (968)

Other income, net                                            49                79               36

Income (loss) before income taxes                        (1,327)            1,244             (932)

Income taxes (benefit)                                      (72)              (40)              49
Net Income (Loss)                                  $     (1,255)      $     1,284       $     (981)

Earnings (loss) per share                          $      (0.19)       $     0.19      $     (0.15)

Average common and common equivalent shares           6,620,270         6,859,544             6,345,137

See accompanying notes.
SCAN-OPTICS, INC. AND SUBSIDIARIES

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                          Foreign
                                                 Capital in   Retained-    Currency       Unearned
                                Common Stock      Excess of   Earnings    Translation       ESOP         Treasury
(thousands, except share data) Shares    Amount   Par Value   Deficit     Adjustments   Compensation       Stock     Total
Balance January 1, 1993       6,735,422  $ 135   $ 33,836   $ (12,481)  $ (170)        $ (662)          $ (2,646)   $ 18,012

Issuance of common stock upon
exercise of stock options        44,146                95                                                                 95
Unearned ESOP compensation
  amortization                                                                            132                            132
Net loss                                                         (981)                                                  (981)
Foreign currency translation
  adjustments                                                             (161)                                         (161)

Balance December 31, 1993     6,779,568    135     33,931     (13,462)    (331)          (530)            (2,646)     17,097

Issuance of common stock upon
exercise of stock options       126,512      3        271                                                                274
Unearned ESOP compensation
amortization                                                                              133                            133
Net income                                                      1,284                                                  1,284
Foreign currency translation
  adjustments                                                              (57)                              (57)

Balance December 31, 1994      6,906,080   138     34,202    (12,178)     (388)          (397)             (2,646)    18,731

Issuance of common stock upon
  exercise of stock options       29,104     1         69                                                                 70
Unearned ESOP compensation
  amortization                                                                            132                            132
Net loss                                                      (1,255)                                                 (1,255)
Foreign currency translation
  adjustments                                                               73                                            73

Balance December 31, 1995      6,935,184 $ 139   $ 34,271    (13,433)   $ (315)        $ (265)           $ (2,646)  $ 17,751

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
(thousands)                                    1995          1994       1993
Operating Activities
Net income (loss)                              $ (1,255)     $ 1,284    $ (981)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation                                      1,214        1,198     1,204
Amortization                                      1,034          923     1,128
Provision for losses on accounts receivable         236                    287
Provision for inventory obsolescence                             477     1,043
Deferred income taxes                                                     (140)
Changes in operating assets and liabilities:
Accounts receivable                              (1,409)        (115)     (372)
Inventories, prepaid expenses and other            (735)      (2,392)   (3,938)
Accounts payable and accrued expenses              (206)        (534)      586
Income taxes                                         10          (26)       91
Deferred revenues, net of costs                     (30)        (798)      601
Customer deposits                                 3,735          542     1,598
Royalties payable                                  (796)         689        61
Other                                               596           (6)      233
Net cash provided by operating activities         2,394        1,242     1,401

Investing Activities
Purchases of plant and equipment                   (401)      (1,870)     (396)
Net cash used by investing activities              (401)      (1,870)     (396)

Financing Activities
Proceeds from issuance of common stock               70          274        95
Proceeds from borrowings                         31,777       25,219    23,149
Principal payments on borrowings                (33,737)     (24,970)  (24,133)
Net cash provided (used) by financing activities (1,890)         523      (889)

Increase (decrease) in cash and cash equivalents    103         (105)      116

Cash and Cash Equivalents at Beginning Of Year      178          283       167
Cash and Cash Equivalents at End of Year          $ 281        $ 178     $ 283

Supplemental Cash Flow Information
Interest paid                                     $ 502        $ 342     $ 270
Income taxes paid                                 $  59        $  79     $ 210

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

ORGANIZATION: The Company designs and manufactures information processing systems used for imaging, data capture, document processing and information management. The Company's systems, software and services are marketed world-wide to commercial and government organizations either directly by the Company sales organization or through distributors. The Company's business is vulnerable to a number of factors beyond its control. These include (1) the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies which may provide alternative solutions, and (5) the stability of our sole source suppliers.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Scan-Optics, Inc. and its subsidiaries, all wholly-owned. All intercompany accounts and transactions are eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

CASH EQUIVALENTS: Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market.

PLANT AND EQUIPMENT: Plant and equipment is stated on the basis of cost. Depreciation is computed principally using the straight-line method over periods of 3 to 10 years. Leasehold improvements are amortized over the useful life of the improvements or the life of the lease, whichever is shorter.

REVENUE RECOGNITION: Revenues from maintenance and application software services are recognized as earned. Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance of the related application software.

INCOME TAXES: Deferred income taxes are provided for differences between the income tax and the financial reporting bases of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse.

STOCK BASED COMPENSATION: The Company generally grants stock options to key employees and members of the board of directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

FOREIGN CURRENCY TRANSLATION: The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of stockholders' equity.

RECLASSIFICATIONS: Certain 1994 and 1993 amounts have been reclassified to conform to current year presentation.


NOTE B -- INVENTORIES

The components of inventories were as follows:

                                                  December 31
(thousands)                                    1995           1994
Finished goods                                $  2,823       $  2,533
Work-in-process                                  2,820          2,506
Service parts                                    5,043          2,409
Materials and component parts                    3,060          6,775
                                               $13,746        $14,223



NOTE C -- CREDIT ARRANGEMENTS

The Company has a line of credit agreement (Agreement) with a bank which expires on May 31, 1996. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/2% at December 31, 1995); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus 1/2% (9% at December 31, 1995). The weighted average interest rate on borrowings during 1995 and 1994 was 9.1% and 7.9% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of 3/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $7,014,000 at December 31, 1995. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

On March 11, 1996, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 29, 1997. The line of credit was reduced from $8 million to $6 million ($3 million each for the international and domestic lines) which is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. The commitment letter is subject to the extension of the guarantee by the third party bank on the international line. The Company expects that the guarantee will be extended.

The carrying value of the Company's credit arrangement approximates its fair value.

NOTE D -- CAPITAL STOCK

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

At December 31, 1995, the Company had reserved 1,163,774 shares of common stock for the exercise of warrants (43,000) and the issuance or exercise of stock options (1,120,774).

NOTE E -- COMMON STOCK WARRANTS

Warrants outstanding generally have anti-dilution provisions and expire between 1996 and 1998.

                                                Price Per Share    Shares
Warrants outstanding January 1, 1993                $3.63          18,000
 Granted in 1993                                     5.38          25,000
WARRANTS OUTSTANDING
 DECEMBER 31, 1993, 1994 AND 1995                   $3.63 - $5.38  43,000

NOTE F -- STOCK OPTION PLANS

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

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 1995:

                                          Number of         Option Price
                                            Shares           Per Share
Outstanding January 1, 1993
(390,266 exercisable)                      705,759       $1.25  to $9.63
  Granted                                  139,000        3.25  to  6.00
  Exercised                                (44,146)       1.50  to  3.13
  Cancelled                                (16,502)       1.50  to  5.75

Outstanding December 31, 1993
(559,388 exercisable)                      784,111        1.25  to  9.63
  Granted                                  153,500        5.75  to  9.00
  Exercised                               (126,512)       1.25  to  3.63
  Cancelled                                (36,582)       3.13  to  6.00

Outstanding December 31, 1994
(531,273 exercisable)                      774,517        1.50  to  9.63
  Granted                                   91,000        2.13  to  6.00
  Exercised                                (29,104)       2.00  to  3.25
  Cancelled                                (49,698)       2.00  to  9.25

OUTSTANDING DECEMBER 31, 1995
(587,260 EXERCISABLE)                      786,715       $1.50  to $9.63

At December 31, 1995 there were 334,059 options available for grant.

NOTE G -- RESEARCH AND DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, are required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1995, the Company had repaid or accrued $4,432,000 or 90% of the maximum potential royalty.

During 1993, the Company entered into a $1,160,000 product development agreement for a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $370,000 in 1994 and $790,000 in 1993. These revenues offset related costs incurred to develop the modifications and enhancements. Two prototype systems were delivered in the first quarter of 1994 and successfully passed customer acceptance testing. An initial production contract was awarded for delivery in the fourth quarter of 1994. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1995, the Company entered into $700,000 of product development agreements with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $336,000 in 1995. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

NOTE H -- EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. The Company contributed an amount equal to 50% of the first 4% contributed by the participant in 1995, and 25% of the first 4% in 1994 and 1993. The Company's contributions to this plan were $205,000, $107,000 and $99,000 for 1995, 1994 and 1993, respectively.

The Company sponsors an Employee Stock Ownership Plan (the Plan) covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company on January 29, 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. At December 31, 1995, there were 52,000 unallocated shares. In 1995, 1994 and 1993 the expenses related to the Plan were $132,000 in each year.

NOTE I -- INCOME TAXES

The Company has approximately $7,000,000 and $5,200,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1996 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                     December 31
(thousands)                                       1995           1994
Deferred tax assets:
  Net operating losses                         $  3,422       $  3,541
  Depreciation                                       99             97
  Inventory valuation                               831            964
  Accounts receivable reserves                      167             32
  Revenue recognition                                13             86
  Vacation accrual                                  258            265
  Other                                             279            253
    Total deferred tax assets                     5,069          5,238

Deferred tax liabilities:
  Depreciation and other                            (82)          (100)

Valuation allowance                              (4,987)        (5,138)
  Net deferred taxes                            $     0        $     0

For financial reporting purposes, income (loss) before income taxes is set forth in the following tabulation:

                                         Year Ended December 31
(thousands)                       1995           1994           1993
Domestic                      $   (407)       $ 2,150       $   (971)
Foreign                           (920)          (906)            39
                              $ (1,327)       $ 1,244        $  (932)

Income taxes (benefit) are summarized as follows:

                                          Year Ended December 31
(thousands)                          1995           1994           1993
Currently payable
 (refundable):
Foreign                          $   (132)       $  (100)       $   140
State                                  60             60             49
                                      (72)           (40)           189
Deferred (benefit):
Foreign                                                            (140)
                                                                   (140)
                                 $    (72)       $   (40)       $    49


A reconciliation of the effective tax rate to the statutory rate is as follows:

                                               Year Ended December 31
                                          1995           1994        1993
Statutory federal income tax rate         (34%)            34%      (34%)
State income taxes, net of federal benefit  5               5         5
Foreign income taxes (benefit)            (10)             (8)
Net operating loss carryforward
 (benefit) limitation                      34             (34)       34
                                          ( 5%)            (3%)       5%

NOTE J -- LEASE COMMITMENTS

The Company's principal lease commitments are for its corporate offices and research and development facility in East Hartford, Connecticut, its manufacturing facility in Manchester, Connecticut and its research and development facilities in Irvine and Berkeley, California. The East
Hartford and Manchester leases expire on December 31, 1996, the Irvine lease expires on December 31, 1998 and the Berkeley lease expires on December 20, 1996. Minimum rental payments for all noncancelable leases which are operating leases with terms equal to or in excess of one year as of December 31, 1995 are as follows: 1996 - $496,000, 1997 - $41,000 and 1998 - $42,000.

Rental expense for the years ended December 31, 1995, 1994 and 1993 was $887,000, $808,000, and $792,000, respectively.


NOTE K -- CONTINGENCIES

There are certain claims pending against the Company which arose in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.

NOTE L -- SEGMENT INFORMATION


Export sales by geographic area were as follows:

                                             Year Ended December 31
(thousands)                           1995           1994           1993
Latin America and South America   $    375      $   1,577      $     418
Europe                                 444          2,187          2,022
Pacific Rim                         15,056          6,745          2,320
                                  $ 15,875       $ 10,509       $  4,760

In 1995, one customer accounted for approximately 31% of consolidated revenues. Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%. No single customer accounted for more than 10% of consolidated revenues in 1993.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included, under the caption "Governance of the Company", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1996 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included, under the caption "Executive Compensation", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1996 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included, under the caption "Share Ownership of Management", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1996 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included, under the caption "Certain Transactions", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1996 and is incorporated herein by reference.

                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

               (1)  Report of Independent Auditors:

                    Consolidated Balance Sheets at December 31, 1995 and 1994

                    Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                    Notes to Consolidated Financial Statements -
		    December 31, 1995

               (2)  The following consolidated financial statement schedule is included in Item 14(d):

                               Schedule II -- Valuation and Qualifying Accounts

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

            * +10.6 Employment agreement between Richard I. Tanaka and Scan-Optics, Inc. effective September 5, 1989, included as
                       Exhibit 10.7 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1991.

            * +10.7 Severance agreement between Clarence W. Rife and Scan-Optics, Inc.dated December 17, 1986, included as Exhibit
                       10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1991.

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

              (b)      Reports on Form 8-K

                       No report on Form 8-K was filed for the quarter ended December 31, 1995.

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

                                         By:        /ss/
                                               _________________
                                               Richard I. Tanaka
                                               Chairman, Chief Executive
                                               Officer and Director
                                         Date:      March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      /ss/
_________________
Richard I. Tanaka                     Chairman, Chief Executive Officer
                                      and Director (Principal
                                      Executive Officer)
                                      Date:      March 25, 1996

    /ss/
______________________
Michael J. Villano                    Chief Financial Officer and Vice
                                      President
                                      (Principal Financial and
                                      Accounting Officer)
                                      Date:      March 25, 1996
   /ss/
_______________________
Logan Clarke, Jr.                     Director   March 25, 1996

   /ss/
_______________________
Richard J. Coburn                     Director   March 25, 1996

   /ss/
_______________________
E. Bulkeley Griswold                  Director   March 25, 1996

   /ss/
_______________________
Lyman C. Hamilton, Jr.                Director    March 25, 1996

  /ss/
_______________________
Robert H. Steele                      Director   March 25, 1996

A majority of the Directors

                                                          SCHEDULE VIII
                       SCAN-OPTICS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (thousands)

COLUMN A                          COLUMN B                 COLUMN C                     COLUMN D                  COLUMN E
                                                          Additions
                                 Balance at      Charged to           Charged to                                 Balance at
                                 Beginning       Costs and               Other                                    End of
Description                      of Period        Expenses              Accounts        Deductions (1)            Period
Year ended December 31, 1995:
Reserve for doubtful accounts    $ 279            $ 236                                 $ 102                    $ 413

Year ended December 31, 1994:
Reserve for doubtful accounts    $ 313                                                  $  34                    $ 279

Year ended December 31, 1993:
Reserve for doubtful accounts    $ 290            $ 287                                 $ 264                    $ 313


(1) Uncollectible accounts written off, net of recoveries

                                                    EXHIBIT 11.


                    SCAN-OPTICS, INC. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                       (thousands, except share data)



                                                                Year Ended December 31
                                                    1995            1994           1993
Primary earnings per share

Average common shares outstanding              6,512,475       6,030,469      5,490,673

Average Class A common shares outstanding                        427,232        854,464

Net effect of dilutive stock options and
   warrants - based on the treasury stock
   method using the weighted average market
   price for the year                                            107,795        401,843

     Total                                     6,620,270       6,859,544      6,345,137


     Net income (loss)                       $    (1,255)     $    1,284  $        (981)

     Earnings (loss) per share               $     (0.19)     $     0.19 $       (0.15)

EXHIBIT 23 -- CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-37253, Form S-8 No. 33-37829, Form S-8 No. 33-16362, Form S-8
No. 2-93268 and Form S-8 No. 2-65503) of Scan Optics, Inc. and in the related prospectuses of our report dated February 2, 1996, except for the second paragraph of Note C, as to which the date is March 11, 1996, with respect to the consolidated financial statements and schedule of Scan-Optics, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1995.



                                                      Ernst & Young LLP


Hartford, Connecticut
March 25, 1996