Form 10-K/A
period 1995-12-31
SCAN OPTICS INC
filed 1996-04-04
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
			     ( Amendment No. 1 )
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended                December 31, 1995

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