Form 10-Q
period 1996-03-31
SCAN OPTICS INC
filed 1996-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q
                                        (Mark One)

                 ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
	                 of the Securities Exchange Act of 1934
                      For the quarterly period ended March 31, 1996


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

 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


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


The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996.

                               Common Stock, $.02 par value: 6,939,451

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (thousands, except share data)                                          March 31, 1996               December 31, 1995
                                                                           (UNAUDITED)
 Assets
 Current Assets:
   Cash and cash equivalents                                                     $    1,013                     $     281
   Accounts receivable less allowance of $292 at
     March 31, 1996 and $413 at December 31, 1995                                     9,398                        10,297
   Inventories                                                                       13,952                        13,746
   Prepaid expenses and other                                                         1,395                         1,261
     Total current assets                                                            25,758                        25,585
 Plant and equipment:
   Equipment                                                                         13,669                        14,097
   Leasehold improvements                                                             2,837                         2,837
   Office furniture and fixtures                                                      1,190                         1,215
                                                                                     17,696                        18,149
   Less allowances for depreciation and amortization                                 13,838                        14,340
                                                                                      3,858                         3,809
 Other assets                                                                           121                           120
 Total Assets                                                                     $  29,737                     $  29,514

                                                                       March 31, 1996                 December 31, 1995
                                                                        (UNAUDITED)
 Liabilities and Stockholders' Equity
 Current liabilities:
   Notes payable to bank                                                          $   1,812                     $     305
   Accounts payable                                                                   2,383                         2,862
   Salaries and wages                                                                 1,088                           909
   Taxes other than income taxes                                                        355                           338
   Income taxes                                                                         194                           185
   Customer deposits                                                                  4,718                         5,900
   Royalties payable                                                                     52                            18
   Other                                                                                810                           829
     Total current liabilities                                                       11,412                        11,346
   Other liabilities                                                                    419                           417
 Stockholders' Equity
   Preferred stock, par value $.02 per share,
     authorized 5,000,000 shares; none
       issued or outstanding
   Common stock, par value $.02 per share,
     authorized 15,000,000 shares;
       issued, 6,942,351 shares at March 31, 1996
         and 6,935,184 shares at December 31, 1995                                      141                           139
   Common stock Class A Convertible, par
     value $.02 per share, authorized
       3,000,000 shares; available for issuance 2,145,536 shares;
         none issued or outstanding
   Capital in excess of par value                                                    34,281                        34,271
   Retained-earnings deficit                                                        (13,313)                      (13,433)
   Foreign currency translation adjustments                                            (325)                         (315)
   Unearned ESOP compensation                                                          (232)                         (265)
                                                                                     20,552                        20,397
   Less cost of common stock in treasury,
     413,500 shares                                                                   2,646                         2,646
       Total stockholders' equity                                                    17,906                        17,751
   Total Liabilities and Stockholders' Equity                                     $  29,737                    $   29,514

 See accompanying notes.

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                               Three Months Ended
                                                                                                    March 31
(thousands, except share data)                                                         1996                           1995
 Revenues
   Net sales                                                                            $   6,487                       $  7,888
   Service revenues                                                                         3,823                          3,489
   Lease revenues                                                                               8                            110
     Total revenues                                                                        10,318                         11,487
 Costs and Expenses
   Cost of sales                                                                            4,701                          5,416
   Marketing and service expenses                                                           3,527                          3,640
   Research and development expenses                                                        1,106                          1,500
   General and administrative expenses                                                        837                            740
   Interest expense                                                                            15                            111
     Total costs and expenses                                                              10,186                         11,407
 Operating income                                                                             132                             80
 Other income, net                                                                              5                             15
 Income before income taxes                                                                   137                             95
   Income taxes (benefit)                                                                      17                            (12)
 Net Income                                                                             $     120                       $    107
 Earnings per share                                                                     $    0.02                       $   0.02
 Average common and common equivalent shares                                            6,687,234                      6,820,670
 See accompanying notes.

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                             For the Three Months Ended
                                                                                        March 31                      March 31
 (thousands)                                                                             1996                           1995
 Operating Activities
   Net income                                                                        $    120                           $    107
   Adjustments to reconcile net income
     to net cash used by operating activities:
     Depreciation                                                                         306                                390
     Amortization                                                                         267                                165
     Changes in operating assets and liabilities:
       Accounts receivable                                                                899                             (1,293)
       Inventories, prepaid expenses and other                                           (607)                            (1,388)
       Accounts payable                                                                  (479)                             1,069
       Accrued expenses                                                                   177                                (86)
       Royalties payable                                                                   34                               (792)
       Income taxes                                                                         9                                  7
       Deferred revenues, net of costs                                                                                       (30)
       Customer deposits                                                               (1,182)                              (676)
       Other                                                                               24                                116
     Net cash used by operating activities                                               (432)                            (2,411)
 Investing Activities
   Purchases of plant and equipment                                                      (355)                              (453)
     Net cash used by investing activities                                               (355)                              (453)
 Financing Activities
   Proceeds from issuance of common stock                                                  12                                 23
   Proceeds from borrowings                                                             3,255                              7,410
   Principal payments on borrowings                                                    (1,748)                            (4,623)
     Net cash provided by financing activities                                          1,519                              2,810
 Increase (decrease) in cash and cash equivalents                                         732                                (54)
 Cash and Cash Equivalents at Beginning of Year                                           281                                178
 Cash and Cash Equivalents at End of Period                                          $  1,013                           $    124
 See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended March 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES

The components of inventories were as follows (thousands):

                                                        March 31      December 31
                                                          1996           1995
Finished goods                                          $  2,557       $  2,823
Work-in-process                                            3,307          2,820
Service parts                                              4,649          5,043
Materials and component parts                              3,439          3,060
                                                        $ 13,952       $ 13,746
                                                         *******        *******

NOTE 3 - CREDIT ARRANGEMENTS

The Company has a line of credit agreement (Agreement) with a bank which expires on May 29, 1996. The Agreement has two components, a $4 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/4 % at March 31, 1996); and a $4 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears
interest at prime plus  1/2 % (8 3/4 % at March 31, 1996).   The weighted
average interest rates on borrowings during the first quarters of 1996 and 1995 were 8.1% and 8.6% respectively. The unused portion of the $4 million domestic line is subject to a commitment fee of 3/4 % per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $2,990,000 at March 31, 1996. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended March 31, 1996


On March 11, 1996, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 29, 1997. The line of credit was reduced from $8 million to $6 million ($3 million each for international and domestic lines), which is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. The commitment letter is subject to the extension of the guarantee by the third party bank on the $3 million international line. The Company expects that the guarantee will be extended.


NOTE 4 - INCOME TAXES

The Company has approximately $7,000,000 and $5,100,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1996 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                March 31      December 31
                                                 1996             1995
                                                       (thousands)
Deferred tax assets:
   Net operating losses                         $ 3,374           $ 3,422
   Depreciation                                      99                99
   Inventory valuation                              656               831
   Accounts receivable reserves                     116               167
   Revenue recognition                                                 13
   Vacation accrual                                 296               258
   Other                                            279               279
      Total deferred tax assets                   4,820             5,069

 Deferred tax liabilities:
   Depreciation and other                           (72)              (82)

Valuation allowance                              (4,748)           (4,987)
      Net deferred taxes                        $     0          $      0
                                                ********         **********

                               MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                OF

                                 CONSOLIDATED FINANCIAL CONDITION

                                                AND

                                       RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $.7 million from December 31, 1995.

Total Company borrowings increased $1.5 million from the end of 1995 to $1.8 million. The increase in borrowings is due to the timing of sales transactions and related receipts within the quarter. On March 11, 1996 the Company received a commitment letter extending the maturity date of the existing line of credit to May 29, 1997. (See Note 3 for further details).

Operating activities used $.4 million of cash in the first quarter of 1996.

Accounts receivable decreased $.9 million during the first quarter of the year due to collections made on the 1995 sales combined with a decrease in the number of systems shipped and currently undergoing acceptance testing.

Inventories increased $.2 million in the first quarter of 1996. Total manufacturing inventories increased $.6 million during the quarter which consisted of three components. The work in process inventory increased $.5 million and the stockroom inventory increased $.4 million which are both reflective of the timing of the second quarter build process for the Series 9000, enhanced 9000's sold to Japan, and Series 7800 products. Manufacturing inventory fluctuations also included a $.3 million decrease in finished goods due to the shipment and acceptance of several systems during the month of March. Customer service inventories decreased by $.4 million in the first quarter.

Accounts payable decreased $.5 million from December 31, 1995 due to the timing of receipts of purchased parts offset by the payment of invoices for parts received in prior periods.

Accrued expenses increased approximately $.2 million from December 31, 1995 mainly due to an increase in the days accrued for salary and wages.

Customer deposits decreased $1.2 million reflective of certain large international contracts accepted and recognized in revenue during the first quarter of 1996 which included substantial deposits.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 VS. 1995

Net sales decreased $1.4 million in the first quarter of 1996 compared with the first quarter of 1995. International sales decreased $2 million and North American sales increased $.6 million. International sales, as a percentage of total sales, decreased due to a total of eight enhanced Series 9000's sold to a Japanese health agency for health claim processing in the first quarter of 1995 vs. four in the same period of 1996. International sales, however, continue to be a focus for the Company's future growth as proven by the current order for 19 additional enhanced Series 9000's to be sold to Japan during 1996.

Service revenues increased $.3 million mainly due to an increase in software revenue of $.4 million which was directly related to the increase in domestic sales. R&D revenue increased $.2 million due to funding for a specific development project which began in the third quarter of 1995. Customer service revenue decreased $.3 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system. Monthly maintenance on the ReliaReader equipment contains surcharges ranging from 10% to 65% based on the age of the equipment.

Cost of sales decreased $.7 million from the first quarter of 1995 which was a reflection of the decrease in net sales. The actual gross margin percentage of 28% decreased from the prior year's gross margin percentage of 31%. The decrease was mainly due to a change in the overall sales mix as compared to the prior year.

Marketing and service expenses decreased $.1 million from the first quarter of
1995 to 1996.    Customer service expenses decreased $.2 million mainly due to staffing decreases as a result of company downsizing during the last three quarters of 1995. Sales expenses increased $.1 million due to increased commission expense as a result of increased domestic sales.

Research and development expenses decreased $.4 million from the first quarter of 1995 to the first quarter of 1996 mainly due to a decrease in salaries expense caused by the corporate downsizing of 1995.

General and administrative expenses increased $.1 million due to the addition of the new Chief Operating Officer as well as increases in travel expense.

Interest expense decreased $.1 million due to the significant decrease in the line of credit borrowings. The company was not borrowing against the line of credit for the first six weeks of the quarter, therefore, the average outstanding balance for the quarter decreased from $5 million in 1995 to $.6 million in 1996.

                    SCAN-OPTICS, INC., AND SUBSIDIARIES
		       PART II - OTHER INFORMATION
            ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                        (thousands, except share data)

                                                                                                     Three Months Ended
                                                                                              March 31                March 31
                                                                                                1996                    1995

 PRIMARY AND FULLY DILUTED
 Average common shares outstanding                                                             6,525,838               6,497,111
 Average Class A common shares outstanding
 Net effect of dilutive stock options and
   warrants - based on the treasury stock
   method using average market price during
   the quarter                                                                                   161,396                 323,649
	                                                                                       ---------               ---------
         Total                                                                                 6,687,234               6,820,760
                                                                                    	       =========               =========
         Net Income                                                                      $           120         $           107
                                                                                    	       =========               =========
         Earnings Per Share                                                              $          0.02         $          0.02
                                                                                    	       =========               =========

                                SCAN-OPTICS, INC., AND SUBSIDIARIES

                                    PART II - OTHER INFORMATION

                                 ITEM 6 (B) - REPORTS ON FORM 8-K

                             For the Three Months Ended March 31, 1996


No reports on Form 8-K were filed during the First Three Months of 1996.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCAN-OPTICS, INC.
                                           (Registrant)




Date       May 13, 1996                                        /ss/

                                     Richard I. Tanaka
                                     Chairman, Chief Executive
                                     Officer and Director



Date       May 13, 1996                                        /ss/

                                     Michael J. Villano
                                     Chief Financial Officer and
                                     Vice President