Form 10-Q
period 1996-06-30
SCAN OPTICS INC
filed 1996-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-Q
                                            (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             June 30, 1996


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


The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996.

                               Common Stock, $.02 par value      6,531,601

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (thousands, except share data)                             June 30, 1996   December 31, 1995
                                                            (UNAUDITED)
 Assets
 Current Assets:
   Cash and cash equivalents                                  $   93     $    281
   Accounts receivable less allowance of $447 at
     June 30, 1996 and $413 at December 31, 1995               9,838       10,297
   Inventories                                                13,211       13,746
   Prepaid expenses and other                                  1,187        1,261
     Total current assets                                     24,329       25,585
 Plant and equipment:
   Equipment                                                  13,998       14,097
   Leasehold improvements                                      2,638        2,837
   Office furniture and fixtures                               1,191        1,215
                                                              17,827       18,149
   Less allowances for depreciation and amortization          14,333       14,340
                                                               3,494        3,809
 Other assets                                                    121          120
 Total Assets                                               $ 27,944     $ 29,514

                                                            June 30, 1996   December 31, 1995
                                                            (UNAUDITED)
 Liabilities and Stockholders' Equity
 Current liabilities:
   Notes payable to bank                                     $ 1,469        $ 305
   Accounts payable                                            2,187        2,862
   Salaries and wages                                            992          909
   Taxes other than income taxes                                 312          338
   Income taxes                                                  202          185
   Customer deposits                                           3,043        5,900
   Deferred revenues, net of costs                                85
   Other                                                         846          847
     Total current liabilities                                 9,136       11,346
   Other liabilities                                             416          417
 Stockholders' Equity
   Preferred stock, par value $.02 per share,
     authorized 5,000,000 shares; none
       issued or outstanding
   Common stock, par value $.02 per share,
     authorized 15,000,000 shares;
       issued, 6,942,501 shares at June 30, 1996
         and 6,935,184 shares at December 31, 1995               141          139

   Common stock Class A Convertible, par
     value $.02 per share, authorized
       3,000,000 shares; available for issuance
        2,145,536 shares; none issued or outstanding
   Capital in excess of par value                             34,288       34,271
   Retained-earnings deficit                                 (12,862)     (13,433)
   Foreign currency translation adjustments                     (330)        (315)
   Unearned ESOP compensation                                   (199)        (265)
                                                              21,038       20,397
   Less cost of common stock in treasury,
     413,500 shares                                            2,646        2,646
       Total stockholders' equity                             18,392       17,751
   Total Liabilities and Stockholders' Equity               $ 27,944     $ 29,514
 See accompanying notes.

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
                                                        Three Months Ended        Six Months Ended
                                                              June 30                 June 30
 (thousands, except share data)                          1996         1995        1996       1995
 Revenues
   Net sales                                          $   7,747   $   6,052   $  14,232   $  13,940
   Service revenues                                       3,401       3,400       7,224       6,889
   Lease revenues                                             4          70          12         180
     Total revenues                                      11,152       9,522      21,468      21,009
 Costs and Expenses
   Cost of sales                                          5,348       4,273      10,047       9,689
   Marketing and service expenses                         3,518       3,950       7,045       7,590
   Research and development expenses                        924       1,086       2,030       2,586
   General and administrative expenses                      911         763       1,748       1,503
   Interest expense                                          24         122          39         233
     Total costs and expenses                            10,725      10,194      20,909      21,601
 Operating income (loss)                                    427        (672)        559        (592)
   Other income, net                                         36          17          41          32
 Income (loss) before income taxes                          463        (655)        600        (560)
   Income taxes (benefit)                                    13          (8)         30         (20)
 Net Income (Loss)                                    $     450   $    (647)  $     570   $    (540)
 Earnings (loss) per share                            $    0.07   $   (0.10)  $    0.08   $   (0.08)
 Average common and common equivalent shares          6,759,533   6,513,696   6,723,384   6,667,228
 See accompanying notes.

 SCAN-OPTICS, INC., AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                           For the Six
                                                                           Months Ended
                                                                          June      June
                                                                           30        30
 (thousands)                                                              1996      1995
 Operating Activities
   Net income(loss)                                                     $  570    $ (540)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
     Depreciation                                                          612       698
     Amortization                                                          469       330
     Changes in operating assets and liabilities:
       Accounts receivable                                                 459      (506)
       Inventories, prepaid expenses and other                             140    (3,179)
       Accounts payable                                                   (675)    1,858
       Accrued expenses                                                     56       (36)
       Royalties payable                                                            (791)
       Income taxes                                                         17         5
       Deferred revenues, net of costs                                      85       (30)
       Customer deposits                                                (2,857)   (1,938)
       Other                                                                49       220
     Net cash used by operating activities                              (1,075)   (3,909)
 Investing Activities
   Purchases of plant and equipment                                       (297)     (325)
     Net cash used by investing activities                                (297)     (325)
 Financing Activities
   Proceeds from issuance of common stock                                   20        56
   Proceeds from borrowings                                              8,620    14,572
   Principal payments on borrowings                                     (7,456)  (10,385)
     Net cash provided by financing activities                           1,184     4,243
 Increase (decrease) in cash and cash equivalents                         (188)        9
   Cash and cash equivalents at beginning of year                          281       178
 Cash and Cash Equivalents at End of Period                              $  93     $ 187
 See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended June 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES

The components of inventories were as follows (thousands):

                                                         June 30      December 31
                                                          1996          1995
Finished goods                                         $   2,173      $   2,823
Work-in-process                                            3,003          2,820
Service parts                                              4,098          5,043
Materials and component parts                              3,937          3,060
                                                        $ 13,211       $ 13,746
                                                         *******        *******

NOTE 3 - CREDIT ARRANGEMENTS

On May 28, 1996, the Company amended its credit agreement (Agreement) with a bank to extend the maturity date to May 29, 1997. The Agreement has two components, a $3 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8-1/4% at June 30, 1996); and a $3 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus 1/2 (8-3/4% at June 30, 1996). The weighted average interest rates on borrowings during the first half of 1996 and 1995 were 7.5% and 8.6% respectively. The unused portion of the $3 million domestic line is subject to a commitment fee of 3/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $4,278,000 as of June 30, 1996. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended June 30, 1996


NOTE 4 - INCOME TAXES

The Company has approximately $6,600,000 and $4,700,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1996 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                                   June 30         December 31
(thousands)                                                          1996             1995
Deferred tax assets:
   Net operating losses                                            $ 3,193           $ 3,422
   Depreciation                                                         99                99
   Inventory valuation                                                 273               831
   Accounts receivable reserves                                        179               167
   Revenue recognition                                                                    13
   Vacation accrual                                                    308               258
   Other                                                               279               279
      Total deferred tax assets                                      4,331             5,069

 Deferred tax liabilities:
   Depreciation and other                                              (51)              (82)

Valuation allowance                                                 (4,280)           (4,987)
      Net deferred taxes                                           $     0         $       0
                                                                   **********************

                               MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                OF

                                 CONSOLIDATED FINANCIAL CONDITION

                                                AND

                                       RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $.2 million from December 31, 1995.

Total Company borrowings increased $1.2 million from the end of 1995 to $1.5 million at June 30, 1996. The increase in borrowings is due to the timing of sales transactions and related receipts. On May 28, 1996 the Company amended the original loan agreement extending the maturity date of the existing line of credit to May 29, 1997. (See Note 3 for further details). The available balance on the total line of credit was $3,321,000 as of August 12, 1996.

Operating activities used $1.1 million of cash in the first half of 1996.

Accounts receivable decreased $.5 million during the first half of the year due to a decrease in the number of systems shipped and currently undergoing acceptance testing.

Inventories decreased $.5 million in the first half of 1996. Total manufacturing inventories increased $.4 million from the beginning of the year mainly due to increases required for the third quarter build schedule including six enhanced Series 9000 systems for the Japanese health ministry. Customer service inventories increased by $.9 million in the first half of the year mainly due to depreciation expense and parts usage.

Prepaid expenses and other assets decreased $.1 million due to the amortization of prepaid engineering costs.

Accounts payable decreased $.7 million from December 31, 1995 due to the timing of receipts of purchased parts offset by the payment of invoices for parts received in prior periods.

Customer deposits decreased $2.9 million reflective of certain large international contracts recognized in revenue during the first half of 1996 which included substantial deposits.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 VS. 1995

Net sales increased $.3 million from the first six months of 1995 and increased
1.7 million from the second quarter of 1995 to 1996. Compared to the first six months last year, North American sales increased $.5 million but were offset by a decrease in international sales of $.2 million. Despite a $2 million decline in international sales in the first quarter of 1996, the second quarter sales in this market rebounded, increasing $1.8 million compared to 1995. This is mainly due to the sale of seven enhanced
Series 9000's to the Japanese health ministry versus six in 1995 which were discounted under the terms of a research and development agreement.

Service revenues increased $.3 million from the first six months of 1995 to 1996 and remained consistent for the second quarter of 1995 to 1996. Year to date, software revenue increased $.3 million which was directly related to the increase in domestic sales. R&D revenue increased $.2 million due to funding for a specific development project which began in the third quarter of 1995. Customer service revenue decreased $.2 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system. Monthly maintenance on the ReliaReader equipment, predecessor of the Series 9000, contains surcharges ranging from 10% to 65% based on the age of the equipment.

Cost of sales increased $.4 million over the first six months of 1996 vs. 1995 and increased $1.1 million from the second quarter of 1995. The year to date and second quarter increases are a reflection of the increase in sales in 1996. The gross margin percentage realized for the first six months of 1996 was 29% versus 30% for the same period in 1995. The gross margin percentage realized for the second quarter of 1996 was 31% compared to 29% for the same period last year. The increase in percentage is mainly due to a decrease in the required sales discounts agreed to under research and development contracts, one of which was completed in the second quarter of 1995.

Marketing and service expenses decreased $.5 million from the first half of 1995 and decreased $.4 million for the second quarter. Year to date, customer service expenses decreased $.6 million mainly due to staffing decreases, coupled with a decrease in depreciation expense related to customer service inventory. Sales and marketing expenses increased $.1 million due to increases in commission expense reflective of the increase in net sales.

Research and development expenses decreased $.6 million from the first half of 1995 and decreased $.2 million compared to the second quarter of 1995 mainly due to a decrease in salary expense and fringe benefits resulting from the corporate downsizing in 1995.

General and administrative expenses increased $.2 million year to date due to the hiring of the new Chief Operating Officer as well as increases in outside services.

Interest expense decreased $.2 million year to date due to the significant decrease in the average outstanding balance for the first half of 1996 which was $.8 million versus $5.4 million for the same period in 1995.

        SCAN-OPTICS, INC., AND SUBSIDIARIES
          PART II - OTHER INFORMATION
            ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
         (thousands except share data)
                                                             Three Months Ended                          Six Months Ended
                                                                   June 30                                    June 30
                                                          1996                 1995                  1996                 1995
 PRIMARY AND FULLY DILUTED
 Average common shares outstanding                      6,529,545            6,513,696             6,527,692            6,505,404
 Average Class A common shares outstanding
 Net effect of dilutive stock options and
   warrants - based on the treasury stock
   method using average market price during
   the quarter                                            229,988                                    195,692              161,825
         Total                                          6,759,533            6,513,696             6,723,384            6,667,229
         Net Income (Loss)                              $     450            $    (647)            $     570            $    (540)
         Earnings (Loss) Per Share                      $    0.07            $   (0.10)            $    0.08            $   (0.08)

                                SCAN-OPTICS, INC., AND SUBSIDIARIES

                                    PART II - OTHER INFORMATION

                                 ITEM 6 (B) - REPORTS ON FORM 8-K

                             For the Three Months Ended June 30, 1996


No reports on Form 8-K were filed during the First Six Months of 1996.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCAN-OPTICS, INC.
                                           (Registrant)




Date       August 13, 1996           /ss/

                                     Richard I. Tanaka
                                     Chairman, Chief Executive
                                     Officer and Director



Date       August 13, 1996           /ss/

                                     Michael J. Villano
                                     Vice President and
                                     Chief Financial Officer