Form 10-Q
period 1996-09-30
SCAN OPTICS INC
filed 1996-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                             FORM 10-Q
                                            (Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1996


(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                   to


Commission File No.                           0-5265


                                         SCAN-OPTICS, INC.

                      (Exact name of registrant as specified in its charter)

             Delaware                                    06-0851857


 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

169 Progress Drive, Manchester, CT                         06040

(Address of principal executive offices)                 Zip Code

                                          (860) 645-7878

                       (Registrant's telephone number, including area code)

22 Prestige Park Circle, East Hartford, CT                 06108

(Former address of principal executive offices)           Zip Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       ( X ) YES    (   ) NO


The number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996.

            Common Stock, $.02 par value      6,946,730

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(thousands, except share data)              September 30, 1996 December 31, 1995
                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                     $    451           $    281
  Accounts receivable less allowance of
   $531 at September 30, 1996 and
   $413 at December 31, 1995                      10,527             10,297
  Inventories                                     13,159             13,746
  Prepaid expenses and other                       1,128              1,261
    Total current assets                          25,265             25,585


Plant and equipment:
  Equipment                                       13,990             14,097
  Leasehold improvements                           3,433              2,837
  Office furniture and fixtures                    1,200              1,215
                                                  18,623             18,149
  Less allowances for depreciation
   and amortization                               14,672             14,340
                                                   3,951              3,809

Other assets                                         121                120
Total Assets                                    $ 29,337           $ 29,514



                                            September 30, 1996 December 31, 1995
                                            (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                         $  1,196           $    305
  Accounts payable                                 2,553              2,862
  Salaries and wages                                 937                909
  Taxes other than income taxes                      394                338
  Income taxes                                       221                185
  Customer deposits                                2,166              5,900
  Deferred revenues, net of costs                  1,406
  Other                                              992                847
    Total current liabilities                      9,865             11,346

  Other liabilities                                  409                417

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 6,947,901 shares at
      September 30, 1996
      and 6,935,184 shares at
      December 31, 1995                              139                139
  Common stock Class A Convertible, par
    value $.02 per share, authorized
      3,000,000 shares; available for
     issuance 2,145,536 shares; none issued
     or outstanding
  Capital in excess of par value                  34,295             34,271
  Retained-earnings deficit                      (12,243)           (13,433)
  Foreign currency translation adjustments          (316)              (315)
  Unearned ESOP compensation                        (166)              (265)
                                                  21,709             20,397
  Less cost of common stock in treasury,
    413,500 shares                                 2,646              2,646
      Total stockholders' equity                  19,063             17,751
  Total Liabilities and Stockholders' Equity    $ 29,337           $ 29,514


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         Three Months Ended    Nine Months Ended
                                            September 30          September 30
(thousands, except share data)            1996       1995       1996       1995
________________________________________________________________________________
Revenues
  Net sales                           $   6,160  $   6,275  $  20,392  $  20,286
  Service revenues                        3,995      3,532     11,219     10,421
  Lease revenues                             68          8         80        117
                                       --------    -------    -------    -------
    Total revenues                       10,223      9,815     31,691     30,824

Costs and Expenses
  Cost of sales                           4,315      4,817     14,362     14,506
  Marketing and service expenses          3,571      3,738     10,616     11,328
  Research and development expenses         859      1,149      2,889      3,735
  General and administrative expenses       830        845      2,578      2,348
  Interest expense                           36        134         75        367
                                       --------    -------    -------    -------
    Total costs and expenses              9,611     10,683     30,520     32,284
                                       --------    -------    -------    -------
Operating income (loss)                     612       (868)     1,171     (1,460)

  Other income, net                          20          5         61         37
                                       --------    -------    -------    -------
Income (loss) before income taxes           632       (863)     1,232     (1,423)
  Income taxes (benefit)                     12        (12)        42        (32)
                                       --------    -------    -------    -------
Net Income (Loss)                     $     620  $    (851) $   1,190  $  (1,391)
                                       ========    =======    =======    =======

Earnings (loss) per share             $    0.09  $   (0.13) $    0.18  $   (0.21)
                                       ========    =======    =======    =======
Average common and common
        equivalent shares             6,744,113  6,517,964   6,730,293  6,617,964



See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    For the Nine Months Ended
                                                  September 30  September 30
(thousands)                                           1996          1995
Operating Activities
  Net income (loss)                               $   1,190     $  (1,391)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
    Depreciation                                        918         1,024
    Amortization                                        682           495
    Changes in operating assets and liabilities:
      Accounts receivable                              (230)       (1,043)
      Inventories, prepaid expenses and other            38        (1,682)
      Accounts payable                                 (309)          535
      Accrued expenses                                  229           228
      Royalties payable                                   0          (814)
      Income taxes                                       36            17
      Deferred revenues, net of costs                 1,406           330
      Customer deposits                              (3,734)         (951)
      Other                                              89           319
    Net cash provided (used) by operating activities    315        (2,933)

Investing Activities
  Purchases of plant and equipment                   (1,060)         (451)
    Net cash used by investing activities            (1,060)         (451)

Financing Activities
  Proceeds from issuance of common stock                 24            65
  Proceeds from borrowings                           14,197        21,303
  Principal payments on borrowings                  (13,306)      (17,940)
    Net cash provided by financing activities           915         3,428

Increase in cash and cash equivalents                   170            44

  Cash and cash equivalents at beginning of year        281           178
Cash and Cash Equivalents at End of Period         $    451      $    222


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended September 30, 1996


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - Inventories

The components of inventories were as follows (thousands):

                                                    September 30    December 31
                                                         1996          1995
Finished goods                                        $  2,237       $  3,125
Work-in-process                                          3,932          3,984
Service parts                                            4,039          2,177
Materials and component parts                            2,951          4,460
                                                      $ 13,159       $ 13,746
                                                       *******        *******

NOTE 3 - Credit Arrangements

On May 28, 1996, the Company amended its credit agreement (Agreement) with a bank to extend the maturity date to May 29, 1997. The Agreement has two components, a $3 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8-1/4% at September 30, 1996); and a $3 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus 1/2 (8-3/4% at September 30,
1996). The weighted average interest rates on borrowings during the first three quarters of 1996 and 1995 were 8.8% and 7.2% respectively. The unused portion of the $3 million domestic line is subject to a commitment fee of 3/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $4,358,000 as of September 30, 1996. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.


NOTE 4 - Income Taxes

The Company has approximately $6,000,000 and $4,100,000 of net operating loss carryforwards for federal and state income tax purposes, respectively, which are scheduled to expire periodically between 1996 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows :

                                           September 30     December 31
(thousands)                                   1996             1995
Deferred tax assets:
   Net operating losses                    $  2,943           $ 3,422
   Depreciation                                  99                99
   Inventory valuation                          242               831
   Accounts receivable reserves                 202               167
   Revenue recognition                                             13
   Vacation accrual                             286               258
   Other                                        279               279
                                            ========          ========
     Total deferred tax assets                4,051             5,069


 Deferred tax liabilities:
   Depreciation and other                       (30)              (82)

Valuation allowance                          (4,021)           (4,987)
      Net deferred taxes                    $     0          $      0
                                            ========          ========

                               MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                OF

                                 CONSOLIDATED FINANCIAL CONDITION

                                                AND

                                       RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash and cash equivalents increased $.2 million from December 31, 1995.

Total Company borrowings increased $.9 million from the end of 1995 to $1.2 million at September 30, 1996. The increase in borrowings is due to the timing of sales transactions and related receipts as well as leasehold improvements to the new corporate headquarters facility. On May 28, 1996 the Company amended the original loan agreement extending the maturity date of the existing line of credit to May 29, 1997. (See Note 3 for further details). The available balance on the total line of credit was $2,700,000 as of November 12, 1996.

Operating activities provided $.3 million of cash in the first three quarters of 1996.

Accounts receivable increased $.2 million during the first nine months of 1996 due to an increase in the number of systems shipped and currently undergoing acceptance testing.

Total inventories decreased $.6 million in the first three quarters of 1996. The decrease reflects a first quarter transfer of inventory between Manufacturing and Customer service of $2.0 million. Total manufacturing inventories after adding back the transfer, decreased $.4 million from December 31, 1995. This decrease reflects positively on the emphasis placed upon inventory management and purchasing controls. Customer service inventories increased by $1.8 million as of the third quarter mainly due to this transfer, net of depreciation expense and parts usage.

Prepaid expenses and other assets decreased $.1 million due to the amortization of prepaid engineering costs.

Accounts payable decreased $.3 million from December 31, 1995 due to improvements in the just-in-time inventory procurement process, and payment of invoices from prior periods.

Customer deposits decreased $3.7 million reflective of a large international contract recognized in revenue during the first three quarters of 1996 which required substantial deposits at time of order in 1995.





Results of Operations for the Three and Nine Months Ended September 30, 1996 vs. 1995

Total revenues increased $.9 million from the first nine months of 1995 and increased $.4 million from the third quarter of 1995 vs 1996. Compared to the first nine months of last year, North American sales increased $.4 million, but were offset by a decrease in international sales of $.3 million. Despite a $2 million decline in international sales in the first quarter of 1996, the second and third quarter sales rebounded, bringing international sales within 3% of 1995 levels. This is mainly due to the timing of the sale of seventeen enhanced Series 9000's for health insurance processing in Japan versus sixteen in 1995.

Service revenues increased $.8 million from the first nine months of 1995 vs 1996 and increased $.5 million in the third quarter of 1995 vs 1996. Year to date, software revenue increased $.6 million which is directly related to the increase in domestic sales. R&D revenue increased $.4 million for the nine months due to the completion of a specific development project which began in the third quarter of 1995, and the start of another project expected to be completed in the fourth quarter of 1996. Customer service revenue decreased $.2 million mostly due to the continued replacement of older ReliaReader equipment with the Company's Series 9000 system. Monthly maintenance on the ReliaReader equipment, predecessor of the Series 9000, contains a surcharge ranging from 10% to 65% based on the age of the equipment.

Cost of sales decreased $.1 million over the first nine months of 1995 vs. 1996 and decreased $.5 million from the third quarter of 1995. The year to date and third quarter decreases are a reflection of improved manufacturing efficiencies due to higher production and purchasing volumes. The gross margin percentage on net sales realized for the first nine months of 1996 was 30% versus 28% for
the same period in 1995.   The gross margin percentage realized for the third
quarter of 1996 was 30% compared to 23% for the same period last year. The increase is mainly due to reduced manufacturing costs combined with a decrease in the required sales discounts agreed to under research and development contracts, one of which was completed in the second quarter of 1995.


Marketing and service expenses decreased $.7 million from the first three
quarters of 1995 and decreased $.2 million for the third quarter.    Year to
date, customer service expenses decreased $1.0 million mainly due to the result of fourth quarter 1995 corporate rightsizing, coupled with a decrease in depreciation expense related to customer service inventory. Sales expenses increased $.3 million due to increases in commission expense reflective of the increase in net sales.

Research and development expenses decreased $.8 million from the first nine months of 1995 and $.3 million vs the third quarter of 1995. These decreases are mainly due to a reduction in salary expense and fringe benefits resulting from corporate rightsizing in 1995.

General and administrative expenses increased $.2 million year to date due to the hiring of the new Chief Operating Officer as well as increases in outside services.

Interest expense decreased $.3 million year to date due to the significant decrease in the average outstanding loan balance for the first nine months of 1996 which was $1.0 million versus $5.9 million for the same period in 1995.

SCAN-OPTICS, INC., AND SUBSIDIARIES
PART II - OTHER INFORMATION
ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
(thousands except share data)

                                   Three Months Ended       Nine Months Ended
                                   September 30             September 30
                                     1996        1995         1996        1995
PRIMARY AND FULLY DILUTED
Average common shares outstanding  6,532,362  6,517,964   6,529,248  6,509,590

Average Class A common shares
outstanding

Net effect of dilutive stock
  options and warrants - based
  on the treasury stock
  method using average market
  price during the quarter           211,751                201,045     107,883
      Total                        6,744,113  6,517,964   6,730,293   6,617,473


        Net Income (Loss)         $    620    $   (851)    $  1,190    $ (1,391)

        Earnings (Loss) Per Share $   0.09       (0.13)        0.18    $  (0.21)


                                SCAN-OPTICS, INC., AND SUBSIDIARIES

                                    PART II - OTHER INFORMATION

                                 ITEM 6 (B) - REPORTS ON FORM 8-K

                           For the Three Months Ended September 30, 1996


No reports on Form 8-K were filed during the First Nine Months of 1996.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCAN-OPTICS, INC.
                                           (Registrant)




Date       November 13, 1996                   /ss/

                                     Richard I. Tanaka
                                     Chairman, Chief Executive
                                     Officer and Director



Date       November 13, 1996                   /ss/

                                     Michael J. Villano
                                     Vice President and
                                     Chief Financial Officer