Form 10-K
period 1996-12-31
SCAN OPTICS INC
filed 1997-03-28
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

				    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended       December 31, 1996


(    ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates
of the registrant:   $40,950,031 as of March 26, 1997.

The number of shares of common stock, $.02 par value, outstanding as of March 26, 1997 was 6,970,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 1997 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III-Item 10 - Directors and Executive Officers of the Registrant
Part III-Item 11 - Executive Compensation
Part III-Item 12 - Security Ownership of Certain Beneficial
		   Owners and Management
Part III-Item 13 - Certain Relationships and Related Transactions

				      PART I

ITEM 1 - BUSINESS

Scan-Optics, Inc. (the Company) was incorporated in Delaware in 1968 and has its principal office at 169 Progress Drive, Manchester, Connecticut 06040.

The Company designs, manufactures, markets and services information processing systems that are used for business solutions, imaging, data capture, document processing and the management of information to meet business requirements. The Company's Series 7000 Network Image Scanners and Series 9000 optical character recognition (OCR) and intelligent character recognition (ICR) scanners deliver cost-effective, high volume imaging solutions. Its UNIX and PC-based post-scanning systems offer verification, image storage and retrieval, and document management in an open-systems environment. The Company's professional services integrates applications, scanning platforms and networked tools to deliver a total turn-key system solution and maintains these systems to deliver continuous results throughout the installation life.

TARGET SOLUTIONS

Health Care and Insurance Processing Solutions
The Company has been providing health care related information systems since 1985. These applications include processing customer satisfaction forms, patient encounter forms, and Health Care Financing Administration (HCFA) forms. To ease the implementation for customers, the systems are designed to utilize industry standard components wherever feasible, including processing on industry standard client/server, open LAN-based systems designed specifically to improve the efficiency of health claim form reporting and processing. The Company's goal in providing this solution is to minimize the customer investment involved with processing paper health claim forms.

Order Processing Solutions
The Company has been providing applications for order entry for over 16 years. At one customer site, order entry software processes over 800,000 orders daily. Order entry is a key operational requirement for any successful company. The Company's systems fulfill this requirement in an efficient, timely, and cost-effective manner. The Company enjoys the reputation as a leading supplier of high speed order entry software.

Tax and Financial Services Processing Solutions
The Company has had significant experience in processing taxes at various state governments as well as at the Internal Revenue Service. Since the IRS SCRIPS implementation over two hundred fifty million (250,000,000) tax documents have been processed by the Company's Series 9000 systems. These Series 9000 systems use application programs developed and supported by the Company. The Company has 26 years of experience in tax processing.


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

These key product disciplines translate integration skills that leverage the core competencies of the Company to provide broader solution alternatives. These core competencies include:

Document Scanning
Character Recognition (OCR, ICR, Barcode, Marksense, etc.)
High Speed Paper Handling
Image Enhancement Algorithms and Image Quality
Key-From-Image and Data Entry
Customer Relations with Post Installation Support
Value Added Engineering Services and Solutions

CORE COMPETENCIES

Document Scanning
The Company has been addressing the high-speed, high-volume, page/document processing market place since its inception in 1968. During 1992, the Company introduced the generation of scanners called the Series 9000 system. This system launched the Company into the full page image and recognition (ICR) market. Full page document processing includes front and back imaging, OCR reading, serialization and microfilming of a document in a single pass. During 1994, the Company introduced the Model 7800 scanner which is an image product that can be utilized to improve Customer Service, Order Processing, and Microfilm Replacement.

Character Recognition
As with the scanners, the Company has been providing its own developed character recognition since 1968. This recognition has always included the basic in-line recognition of machine printed, handprinted, and mark sense forms. With the introduction of the Series 9000 system, the Company has expanded this recognition to include barcode, patch code, special educational score testing analysis, and special stamp recognition. In addition to these recognition processes, the Company has integrated and developed neural recognition technologies that support both in-line and post capture recognition.

High Speed Paper Handling
The Company is a leader in patented high speed paper handling systems.   The
Series 9000 scanner has over 150 systems installed worldwide. The Company has over 350 scanning systems installed worldwide processing 17.5 million pieces of paper on a daily basis.

Image Enhancement Algorithms and Image Quality
Image enhancement algorithms and image quality are priority development activities for the Company. Image enhancement starts at the scanner capture
system.   The Company provides the fastest page capture and image system on the market today. This processing is carried forward into the Company's Key-From-Image and Image Storage and Retrieval Systems. Management believes that the Company's image quality is among the best in the industry. Electronic image processing and storage are rapidly overtaking the use of microfilm and the Company is on the leading edge of this technology with its hardware and application software solutions.

Key-From-Image and Data Entry
The Company has been providing complete hardware and software solutions using Key-From-Image (KFI) and Data Entry since 1976. This KFI and Data Entry solution remains important today, using the latest open network and platform designs with Windows, UNIX, Novell, TCP/IP, NT, and other industry standard components. By combining the high-speed scanning systems with the flexibility of KFI and Data Entry, customers are able to lower their overall data capture and document processing costs while improving the level of data accuracy.

Customer Relations with Post Installation Support
29 Years of Customized Software Solutions
Customized software support has provided service to the Company's customers since 1968. The Company's scanners and assorted network system products provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in Health Care, Order Entry, and Tax Processing. This customized software support enables the Company to provide full production-ready application systems tailored to the customer's specific needs.

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

29 Years of Hardware Support
The Company has been offering service and maintenance support to its broad customer base since 1968. This support is available with either leased or purchased systems in both domestic and international markets. Service is provided through a network of over 100 service centers in North America, the United Kingdom and Germany. The Company provides on-site and on-call service with response times of two hours or less. The Company focuses on comprehensive diagnostic routines, modular design and preventative maintenance procedures to assure its users of high system availability to perform mission critical applications.

Service revenue accounted for 34%, 34% and 38% of the Company's total revenue for 1996, 1995 and 1994, respectively.


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

SIGNIFICANT CUSTOMERS

In 1996, one customer accounted for approximately 38% of consolidated revenues. In 1995, this same customer accounted for 31% of consolidated revenues. Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%.

CHANNELS OF DISTRIBUTION

The Company is augmenting its practice of selling directly to end-users and distributors to respond to new opportunities in the marketplace. The focus on providing more complete solutions to customers has stimulated the pooling of resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets both domestically and internationally.

BACKLOG

The backlog for the Company's products and services as of December 31, 1996 and 1995 was approximately $31,058,000 and $12,483,000 respectively. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.

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

PATENTS

The Company currently has five United States patents in force which expire between 2003 and 2013. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms which are used throughout the product lines. In May 1996, the Company submitted a patent application on a software algorithm to improve recognition results through the use of contextual editing. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant.

EMPLOYEES

As of December 31, 1996 the Company employed 298 persons, including 22 with administrative and support responsibilities, 136 in marketing, sales, software and service activities and 140 in engineering and production capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.

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

In April 1995, the Company introduced the Model 7800 Scanner. The Model 7800 is the world's fastest full-page image scanner, capable of capturing up to 200 full size pages per minute. It is based on Scan-Optics' high-end, industry proven Series 9000. In April 1996, the model 7800 was recognized at an industry trade show with the "Showstopper Award" for outstanding product.

In August 1995, the Company signed a license agreement to sell and support the ImageEMC product. As part of the agreement, the Company took over support requirements of the currently installed customer base and hired development and support personnel from TCSI Corporation. The product was enhanced to accept images and data from Scan-Optics scanners. Any enhancements made to the
product are owned by the Company.   This product provides a total solution for
processing health care claim forms (HCFA 1500's). The product is a client/server architecture and operates on industry standard hardware and software platforms.

In July 1996, the Company introduced a high-speed neural networked based handprint recognition system for use in the Series 9000 scanner. The In-Line Neural Classifier operates at speeds of up to 7500 characters per second while achieving a 50% reject rate reduction and 10% substitution rate reduction over the current handprint recognition engine. The classifier is based on a special neural network algorithm which is resistant to overtraining making it an ideal candidate for character recognition systems.

The Company considers product development to be a significant element in maintaining market share. During the years ended December 31, 1996, 1995 and 1994, the Company's research and development expenses were $4,142,000, $4,574,000, and $5,690,000, respectively. Some portion of these amounts were funded under the development agreements described below.

The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products which exploit the Company's core competencies: document scanning, character recognition, high speed paper handling, image enhancement, key-from-image and data entry, customer relations and value engineering services and solutions.

FUNDED DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, were required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1996, the Company had repaid or accrued $4,738,500, 100% of the maximum potential royalty.

During 1993, the Company entered into a $1,160,000 product development agreement for a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $370,000 in 1994 and $790,000 in 1993 . These revenues offset related costs incurred to develop the modifications and enhancements. Two prototype systems were delivered in the first quarter of 1994 and successfully passed customer acceptance testing. An initial production contract was awarded for delivery in the fourth quarter of 1994. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1995, the Company entered into $700,000 of product development agreements with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to these development agreements of $336,000 in 1995, and $364,000 in 1996. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.

GEOGRAPHICAL SEGMENTS

Sales of equipment to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 46 countries and covering six continents. The Company does not believe that there are any special additional risks attendant to sales in its present international markets.

The following table sets forth certain information relating to export sales for the three most recent fiscal years ended December 31:

Export sales

(thousands)                      1996              1995             1994
 Latin America and
  South America              $    113    1%    $    375    2%   $  1,577   15%
 Europe                           433    2%       1,468    9%      2,187   21%
 Pacific Rim                   18,281   97%      14,143   89%      6,745   64%
			     $ 18,827          $ 15,986         $ 10,509

Export sales represented 62%, 58% and 39% of net sales for the three years ended December 31, 1996, 1995 and 1994, respectively.


ITEM 2 - PROPERTIES

The Company's world headquarters and manufacturing facility is located in a newly renovated eighty-four thousand square foot, one-story building in Manchester, Connecticut, leased for a term expiring in December 2006. The Company also leases two sales, support, and research and development facilities: one in Irvine, California of four thousand square feet expiring in December 1998 and one in Berkeley, California of two thousand square feet expiring in December 1997.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter during the fourth quarter of 1996 to a vote of the stockholders.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.



								      Officer
Name                           Age      Principal Occupation:         Since:

Richard I. Tanaka              68       Chairman of the Board of
					Directors
								      1989

James C. Mavel                 51       President, Chief Executive Officer,
					and Director
								      1996

Robert L. Bell                 45       Vice President -
					Product Engineering
								      1993

William H. Cuddy               61       Corporate Secretary
								      1984

Richard C. Goyette             45       Vice President -
					Sales and Marketing
								      1996

Clarence W. Rife               57       Vice President -
					Customer Relations
								      1975

John B. Sayre                  61       Vice President -
					Manufacturing
								      1988

Michael J. Villano             37       Chief Financial Officer
					and Vice President
								      1992

Dr. Tanaka joined the Company in September 1989 as Chairman of the Board, Chief Executive Officer and President. Throughout 1996, Dr. Tanaka held the title of Chairman of the Board of Directors and Chief Executive Officer. Dr. Tanaka currently holds the title of Chairman of the Board. Prior to joining the Company, Dr. Tanaka was President of Lundy Electronics and Systems, Inc., a division of TransTechnology Corp. from 1987 to 1989 and from 1980 to 1986 he was President and CEO of Systonetics, Inc.

Mr. Mavel joined the Company in January 1996 as President and Chief Operating Officer. In June, 1996, Mr. Mavel became a director of the Company. On December 31, 1996, Mr. Mavel was promoted to President and Chief Executive Officer. Prior to joining the Company, from 1992 through 1995, Mr. Mavel was Vice President and General Manager of the Imaging Systems Division of Unisys. From 1991 to 1992, he was Group Vice President of the Financial Information Systems Division of National Data Corporation.

Mr. Bell joined the Company in August 1993 as Vice President - Product Engineering. Prior to this date, he was a consultant for the design and development of information networks from 1991 to 1992 and from 1989 to 1991 he was President of Bluebonnet, a research organization for advanced telecommunications systems. From 1979 to 1989 he held various positions with Recognition International, Inc.

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

Mr. Sayre joined the Company in December 1988 as Vice President -
Manufacturing. Prior to this date he held various management positions with Pratt and Whitney, Division of United Technologies Corporation, from 1985 to 1988 and previously with LTV/Republic Steel from 1980 to 1985.

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

				     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
	      EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS


The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,341 Common stockholders of record at December 31, 1996.

The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.


Quarter Ended       March 31               June 30             September 30       December 31
		 High       Low         High       Low       High          Low    High      Low
1996             4 5/8       3         5 1/4      3 3/8      4 3/8        3 1/4     4 1/4      3
1995             6 1/4     4 3/4       5 3/4      4 1/8      5 1/8        3 5/8     3 5/8     2 1/8


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA


(thousands, except share data)         1996        1995        1994       1993      1992
------------------------------------------------------------------------------------------
Total Revenues                     $  46,034   $  42,084   $  43,889  $  36,381  $  37,893
				   =========   =========   =========   ========   ========

Income (loss) before
  income taxes                     $   3,265   $  (1,327)  $   1,244  $    (932) $  (1,493)
Income taxes (benefit)                    (9)        (72)        (40)        49        118
				   ---------   ---------   ---------   --------   --------

Net Income (Loss)                  $   3,274   $  (1,255)  $   1,284  $    (981) $  (1,611)
				   =========   =========   =========   ========   ========

Earnings (loss) per share          $    0.49   $   (0.19)  $    0.19  $   (0.15) $   (0.25)
				   =========   =========   =========   ========   ========
Average common and common
equivalent shares outstanding       6,715,462  6,620,270   6,859,544  6,345,137  6,321,922


SELECTED BALANCE SHEET DATA


     Total assets                  $  31,121   $  29,514   $  29,619  $  27,878  $  26,995
     Working capital               $  17,318   $  14,239   $  14,015  $  13,135  $  13,042
     Total stockholders' equity    $  21,207   $  17,751   $  18,731  $  17,097  $  18,012

The Company has not paid any dividends for the five year period ended December 31, 1996.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1996 VS. 1995

OUTLOOK

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. As such, actual results may differ materially.

In 1996, Scan-Optics derived 38% of its total revenue from one customer. The Company expects this customer to continue to represent over 30% of its total revenue in each of the next two fiscal years. It is expected that by 1999, the majority of the program will be complete. Additional orders with this customer are anticipated, but at a greatly reduced sales level.

Four major initiatives currently underway are expected to compensate for this anticipated decline in revenues. The first initiative is in the health care industry, combining our ImageEMC system with our high performance image capture transports, to process HCFA Medicare claim forms as well as other types of medical claim forms. The Company has focused on and has experienced success with this vertical line of business and believes it provides an opportunity for growth.

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the transportation, order entry, tax, health care and exam scoring markets. The Company expects to continue to emphasize its "Solutions that Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions that Work" in these new markets.

The third initiative is further expansion into the international marketplace. The Company has successfully penetrated the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. Over the next two years, the Company will focus on developing comparably strong relationships in Europe, South America and other Pacific Rim countries.

The fourth initiative relates to the expansion of some of the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service, manufacturing and custom engineering organizations have potential to leverage their individual expertise, experience and cost effectiveness to other entities.

The Company believes that success in achieving these initiatives will help offset the foreseen reduction in sales for the customer described above. The ability for the Company to achieve the above expectations could be impacted by increased competition or a slowdown in the growth within the scanning and imaging market, alternate forms of processing and changes in the economic climates of foreign markets as well as that of the United States.


Total revenues increased $4.0 million from 1995.

Net sales increased $2.6 million or 9.5% from the prior year. North American sales were relatively flat and international sales increased $2.8 million or
17.8% from 1995.   International sales in the Pacific Rim showed another year of growth from 1995 to 1996. Sales to Japanese distributors increased sales volume in this marketplace by 27% or $4.1 million mainly due to the increase in orders from 1995 levels with the Japanese government. Sales to Latin and South America decreased $.3 million and sales to Europe decreased $1.0 million from 1995 to 1996, due to the absence of a focused sales program.

Service revenues increased $1.4 million from 1995 to 1996. Customer hardware service revenue decreased $.2 million due to the replacement of older product lines with current product which requires less maintenance than earlier product lines. Software service revenue increased $.9 million due to software becoming a larger component of the customer solution. Engineering revenue increased $.7 million from 1995 to 1996 due to a new product development agreement completed in the third quarter of 1996. (See Note G of the Consolidated Financial Statements.)

Cost of sales were approximately the same as the 1995 level. However, the gross margin percentage increased 5.7% from 29.5% in 1995 to 35.2% in 1996. The increase in gross margin is mainly due to a $1.9 million decrease in manufacturing costs, reflecting the manufacturing efficiencies achieved from increased production and purchasing volumes. Additionally, the Company's required sales discounts decreased due to the completion of two major research and development agreements. (See Note G of the Consolidated Financial Statements.)

Marketing and service expenses decreased by $.7 million in 1996 principally due to a decrease in salaries and fringe benefits resulting from a reduction in the work force in late 1995.

Research and development expenses decreased $.4 million from 1995 mainly due to the decrease in engineering staff resulting from a reduction in the work force in late 1995.

General and administrative expenses increased $.8 million compared to the prior year mainly due to a $.3 million expense related to the incentive compensation plan, which was based upon the achievement of predetermined net income targets. Legal fees increased $.2 million from 1995. Also, salaries and related benefits increased $.3 million due to the addition of James Mavel, the Company's new President in January 1996.

Interest expense decreased $.4 million due to the significant decrease in the average outstanding loan balance for 1996, which was $1.1 million compared to $5.3 million in 1995.

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

Service revenues decreased $2.3 million from 1994 to 1995. Customer service revenue decreased $1.5 million due to the replacement of older product lines with current product which requires less maintenance than earlier product lines. Software service revenue decreased $.3 million due to the decrease in North American sales during the year. Engineering revenue decreased $.5 million from 1994 to 1995 due to the completion of a significant product development agreement.

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

General and administrative expenses increased $.5 million compared to the prior year mainly due to a $.2 million increase in legal expenses, and a $.1 million increase in the Company's contribution to the 401(k) plan. Additionally, outside recruiting firms were utilized in 1995 to fill open positions in upper management.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.0 million from 1995 to 1996 for the reasons discussed below.

Total Company borrowings decreased $.2 million to $.1 million at December 31, 1996. The average borrowing level for 1996 was $1.1 million compared to $5.3 million for 1995. The change in borrowing level is due in part to the increase in sales realized in 1996 as well as the benefit of a reduction in operating expenses that occurred in late 1995. On March 12, 1997, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 28, 1998. The line of credit was reduced from $6 million to $4 million ($2 million each for the international and domestic lines) which is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. Management believes that the line of credit provides the Company with sufficient financial resources to meet its working capital requirements. (See Note C of the Consolidated Financial Statements.)

Operating activities provided $3.1 million of cash in 1996 compared to $2.4 million in 1995. The increase of $.7 million is mainly attributable to the $3.3 million of net income realized in 1996 compared to the net loss of $1.3 million in 1995. The effect of the net income increase was offset by fluctuations in other balance sheet items as discussed below.

Non-cash expenses recorded in 1996 were $3.5 million vs. $2.5 million in 1995. These expenses relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service spare parts inventory, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Accounts receivable decreased $1.0 million from 1995 mainly due to a $.9 million decrease in systems currently undergoing acceptance testing. The Company's revenue recognition policy relating to sales of certain equipment records revenue upon acceptance of the related application software.

Total inventories increased $1.2 million from 1995 levels. Manufacturing inventories increased $2.0 million during the year mainly due to increases in work-in-process of $3.3 million reflecting increased production volumes. Finished goods inventory decreased $1.3 million due to the Company's focused effort to reduce inventory levels. Customer service inventory decreased $.8 million from 1995, mainly due to increased amortization of parts inventory compared to the prior year, as well as a transfer to the Manufacturing department for use in the Manufacturing process.

Net plant and equipment increased $.4 million in 1996. The major components of this increase include $1.2 million of capitalized leasehold improvements related to the consolidation of facilities in Manchester, Connecticut. Other additions of $1.4 million include the capitalization of customer support equipment and engineering test equipment. Offsetting the plant and equipment increases were $.7 million of asset disposals in 1996 and depreciation recorded of $1.5 million which was $.3 million higher than 1995 expense levels.

Other assets increased $.1 million due to an increase in the cash surrender value of the Company's officers' life insurance policies.

Accounts payable and accrued expenses increased $1.8 million from 1995 levels. Although accounts payable decreased $.4 million due to improvements in the just-in-time inventory procurement process and improvements in cash flow, accrued expenses increased $2.2 million mainly due to increases in accrued wages of $1.0 million, reflecting a $.8 million incentive compensation accrual and a $.2 million increase in accrued commissions. Other increases included additional sales and use tax accruals, royalties payable and other miscellaneous reserves.

Customer deposits decreased $3.6 million reflective of a change in the negotiated payment terms with the customer which decreased the deposit percentage and shortened the payment terms.

	       ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

			  Report of Independent Auditors


Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


						    Ernst & Young LLP


Hartford, Connecticut
January 31, 1997, except for the second paragraph of Note C, as to which the date is March 12, 1997

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

						       December 31
(thousands, except share data)                      1996           1995
---------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                       $  1,279       $    281
  Accounts receivable, less allowance of $673
    in 1996 and $413 in 1995                         9,262         10,297
  Inventories                                       14,920         13,746
  Prepaid expenses and other                         1,274          1,261
						   -------        --------
    Total current assets                            26,735         25,585

Plant and equipment:
  Equipment                                         14,094         14,097
  Leasehold improvements                             3,980          2,837
  Office furniture and fixtures                      1,248          1,215
						   -------        --------
						    19,322         18,149
  Less allowances for depreciation and
   amortization                                     15,147         14,340
						   -------        --------
						     4,175          3,809

Other assets                                           211            120
						   -------        --------
Total Assets                                     $  31,121       $ 29,514
						   =======        ========


							  December 31
(thousands, except share data)                       1996           1995
---------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to bank                          $      98       $    305
  Accounts payable                                   2,470          2,862
  Salaries and wages                                 1,940            909
  Taxes other than income taxes                        682            338
  Income taxes                                         207            185
  Customer deposits                                  2,323          5,900
  Other                                              1,697            847
						   ------------------------
    Total current liabilities                        9,417         11,346

  Other liabilities                                    497            417


Stockholders' Equity
  Preferred stock, par value $.02 per share,
   authorized 5,000,000 shares; none
    issued or outstanding
  Common stock, par value $.02 per share,
   authorized 15,000,000 shares;
    issued, 6,945,701 shares in 1996 and
     6,935,184 shares in 1995                          139            139
  Common stock Class A Convertible, par
   value $.02 per share, authorized 3,000,000
    shares; available for issuance 2,145,536
    shares; none issued or outstanding
  Capital in excess of par value                    34,297         34,271
  Retained-earnings deficit                        (10,159)       (13,433)
  Foreign currency translation adjustments            (292)          (315)
  Unearned ESOP compensation                          (132)          (265)
						   --------        -------
						    23,853         20,397
  Less cost of common stock in treasury,
    413,500 shares                                   2,646          2,646
						   --------        -------
      Total stockholders' equity                    21,207         17,751
						   --------        -------
  Total Liabilities and Stockholders' Equity     $  31,121       $ 29,514
						   ========        =======
See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


						Year Ended December 31
(thousands, except share data)                 1996      1995      1994
--------------------------------------------------------------------------
Revenues

  Net sales                                  $ 30,275  $ 27,642  $ 26,988
  Service revenues                             15,671    14,309    16,616
  Other operating revenues                         88       133       285
					     --------  --------  ---------
    Total revenues                             46,034    42,084    43,889

Costs and Expenses
  Cost of sales                                19,622    19,487    17,584
  Marketing and service expenses               15,046    15,769    16,437
  Research and development expenses             4,142     4,574     5,690
  General and administrative expenses           3,939     3,142     2,637
  Interest expense                                102       488       376
					     --------  --------  ---------
    Total costs and expenses                   42,851    43,460    42,724
					     --------  --------  ---------
Operating income (loss)                         3,183    (1,376)    1,165

Other income, net                                  82        49        79
					     --------  --------  ---------
Income (loss) before income taxes               3,265    (1,327)    1,244
					     ========  ========  =========

  Income tax benefit                               (9)      (72)      (40)
					     ------------------  ---------
Net Income (Loss)                            $  3,274  $ (1,255) $  1,284
					     ==================  =========

  Earnings (loss) per share                  $   0.49  $  (0.19) $   0.19
					     ==================  =========

Average common and common equivalent shares  6,715,462 6,620,270 6,859,544

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
									       Foreign
						       Capital in  Retained-   Currency     Unearned
				      Common Stock      Excess of  Earnings  Translation      ESOP     Treasury
(thousands, except share data)     Shares     Amount    Par Value   Deficit   Adjustments      Comp.      Stock         Total
------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994            6,779,568  $  135    $  33,931   $(13,462)   $    (331)   $   (530)  $ (2,646)     $17,097

  Issuance of common stock upon
   exercise of stock options         126,512       3          271                                                         274
  Unearned ESOP compensation
   amortization                                                                                   133                     133
  Net income                                                           1,284                                            1,284
  Foreign currency translation
   adjustments                                                                        (57)                                (57)
------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994          6,906,080     138       34,202    (12,178)        (388)       (397)    (2,646)      18,731

  Issuance of common stock upon
   exercise of stock options          29,104       1           69                                                          70
  Unearned ESOP compensation
   amortization                                                                                   132                     132
  Net loss                                                            (1,255)                                          (1,255)
  Foreign currency translation
   adjustments                                                                         73                                  73
------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1995          6,935,184     139       34,271    (13,433)        (315)       (265)    (2,646)      17,751


  Issuance of common stock upon
   exercise of stock options          10,517                   26                                                          26
  Unearned ESOP compensation
   amortization                                                                                   133                     133
  Net income                                                           3,274                                            3,274
  Foreign currency translation
   adjustments                                                                         23                                  23
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996          6,945,701  $  139    $  34,297   $(10,159)   $    (292)   $   (132)   $(2,646)     $21,207


See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
						       Year Ended December 31

(thousands)                                          1996           1995           1994
----------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                               $  3,274       $ (1,255)      $  1,284
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                     1,524          1,214          1,198
    Amortization                                     1,123          1,034            923
    Provision for losses on accounts receivable        711            236
    Provision for inventory obsolescence               127                           477
    Changes in operating assets and liabilities:
      Accounts receivable                              324         (1,409)          (115)
      Inventories, prepaid expenses and other       (2,437)          (735)        (2,392)
      Accounts payable and accrued expenses          1,833           (206)          (534)
      Income taxes                                      22             10            (26)
      Customer deposits                             (3,577)         3,735            542
      Other                                            145           (230)          (115)
						  ---------        -------       --------
    Net cash provided by operating activities        3,069          2,394          1,242

Investing Activities
  Purchases of plant and equipment                  (1,890)          (401)        (1,870)
						  ---------        -------       --------
    Net cash used by investing activities           (1,890)          (401)        (1,870)

Financing Activities
  Proceeds from issuance of common stock                26             70            274
  Proceeds from borrowings                          22,631         31,777         25,219
  Principal payments on borrowings                 (22,838)       (33,737)       (24,970)
						  ---------       --------       -------
 Net cash provided (used) by financing activities     (181)        (1,890)           523

Increase (decrease) in cash and cash equivalents       998            103           (105)

Cash and Cash Equivalents at Beginning Of Year         281            178            283
						  ----------      --------       --------
Cash and Cash Equivalents at End of Year          $  1,279       $    281       $    178
						  ==========      ========       ========

Supplemental Cash Flow Information
  Interest paid                                   $    129       $    502       $    342
						  ==========      ========       ========
  Income taxes paid                               $     26       $     59       $     79
						  ==========      ========       ========

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- Accounting Policies

Organization: The Company designs and manufactures information processing systems used for imaging, data capture, document processing and information management. The Company's systems, software and services are marketed world-wide to commercial and government organizations either directly by the Company sales organization or through distributors. The Company's business is vulnerable to a number of factors beyond its control. These include (1) the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies which may provide alternative solutions, and (5) the stability of sole source suppliers.

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

Stock Based Compensation: The Company generally grants stock options to key employees and members of the board of directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therfore, the Company has elected the disclosure provisions only of FASB Statement No. 123.

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

Reclassifications: Certain 1995 and 1994 amounts have been reclassified to conform to current year presentation.


NOTE B -- INVENTORIES

The components of inventories were as follows:

									  December 31
(thousands)                                                            1996           1995
Finished goods                                                     $  1,534       $  2,823
Work-in-process                                                       6,084          2,820
Service parts                                                         4,276          5,043
Materials and component parts                                         3,026          3,060
								    $14,920        $13,746



NOTE C -- CREDIT ARRANGEMENTS

The Company has a line of credit agreement (Agreement) with a bank which expires on May 29, 1997. The Agreement has two components, a $3 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/4% at December 31, 1996); and a $3 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears interest at prime plus 1/2% (8 3/4% at December 31, 1996). The weighted average interest rate on borrowings during 1996 and 1995 was 8.6% and 9.1% respectively. The unused portion of the $3 million domestic line is subject to a commitment fee of 3/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $5,902,000 at December 31, 1996. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

On March 12, 1997, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 28, 1998. The line of credit was reduced from $6 million to $4 million ($2 million each for the international and domestic lines) which is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. The commitment letter is subject to the extension of the guarantee by the third party bank on the international line. The Company expects that the guarantee will be extended.

The carrying value of the notes payable to bank approximates its fair value.

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

At December 31, 1996, the Company had reserved 1,333,907 shares of common stock for the exercise of warrants (18,000) and the issuance or exercise of stock options (1,315,907).

NOTE E -- COMMON STOCK WARRANTS

Warrants outstanding generally have anti-dilution provisions and expire in 1998.

						Price Per Share        Shares

Warrants outstanding January 1, 1993                   $3.63           18,000
Granted in 1993                                        $5.38           25,000

Warrants outstanding December 31, 1994, 1995         $3.63 - $5.38     43,000

Expired in 1996                                        $5.38           25,000

Warrants outstanding December 31, 1996                 $3.63           18,000

NOTE F -- STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the Company's stock options equals market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 1996:

							  Number of         Option Price
							     Shares          Per Share

Outstanding January 1, 1994
  (559,388 exercisable)                                     784,111       $1.25  to $9.63
  Granted                                                   153,500        5.75  to  9.00
  Exercised                                                (126,512)       1.25  to  3.63
  Cancelled                                                 (36,582)       3.13  to  6.00

Outstanding December 31, 1994
  (531,273 exercisable)                                     774,517        1.50 to   9.63
  Granted                                                    91,000        2.13  to  6.00
  Exercised                                                 (29,104)       2.00  to  3.25
  Cancelled                                                 (49,698)       2.00  to  9.25

Outstanding December 31, 1995
  (587,260 exercisable)                                     786,715        1.50  to  9.63
  Granted                                                   124,000        3.25  to  4.75
  Exercised                                                 (10,517)       1.50  to  3.25
  Cancelled                                                 (41,484)       2.13  to  9.63

Outstanding December 31, 1996
  (567,991 exercisable)                                     858,714       $1.50  to $9.63


At December 31, 1996 there were 457,193 options available for grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility range of .449 to .592.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period which is 36 months. The Company's pro forma information follows:

								  December 31
(thousands)                                                   1996            1995

Net income (loss), as previously reported                   $  3,274       $ (1,255)
Stock option expense                                             153            101
Pro forma net income (loss)                                 $  3,121       $ (1,356)

Earnings (loss) per share, as previously reported           $    .49       $   (.19)
Stock option expense                                             .02            .02
Pro forma earnings (loss) per share                         $    .47       $   (.21)


NOTE G -- RESEARCH AND DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and sales discounts, up to a maximum of 130% of the amount advanced to the Company, were required based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1996, the Company had repaid or accrued $4,738,000 or 100% of the maximum potential obligation.

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

During 1995, the Company entered into $700,000 of product development agreements with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $336,000 in 1995 and 364,000 in 1996. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

NOTE H -- EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. The Company contributed an amount equal to 50% of the first 4% contributed by the participant in 1996 and 1995, and 25% of the first 4% in 1994. The Company's contributions to this plan were $189,000, $205,000 and $107,000 for 1996, 1995 and 1994, respectively.

The Company sponsors an Employee Stock Ownership Plan (the Plan) covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company on January 29, 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. At December 31, 1996, there were 26,000 unallocated shares. In 1996, 1995 and 1994 the expenses related to the Plan were $132,481 in each year.

NOTE I -- INCOME TAXES

The Company has approximately $5,300,000, $4,300,000 and $2,900,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively, which are scheduled to expire periodically between 1997 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:

							     December 31
(thousands)                                              1996           1995
 Deferred tax assets:
   Net operating losses                               $  3,108       $  3,422
   Depreciation                                            106             99
   Inventory valuation                                     101            831
   Accounts receivable reserves                            231            167
   Revenue recognition                                      13             13
   Vacation accrual                                        245            258
   Other                                                   258            279
      Total deferred tax assets                          4,062          5,069

 Deferred tax liabilities:
   Depreciation and other                                 (390)           (82)
   Inventory                                              (156)
   Sales type lease                                        (73)

Valuation allowance                                     (3,443)        (4,987)
      Net deferred taxes                               $     0        $     0


For financial reporting purposes, income (loss) before income taxes is set forth in the following tabulation:

							   Year Ended December 31
(thousands)                                           1996          1995          1994
Domestic                                           $  4,523        $  (407)     $ 2,150
Foreign                                              (1,258)          (920)        (906)
						   $  3,265        $(1,327)     $ 1,244

Income taxes (benefit) are summarized as follows:

							   Year Ended December 31
(thousands)                                            1996           1995           1994
Currently payable
 (refundable):
Foreign                                            $    (69)       $  (132)     $    (100)
State                                                    60             60             60
						   $     (9)       $   (72)      $    (40)


A reconciliation of the effective tax rate to the statutory rate is as follows:

							Year Ended December 31

						       1996            1995           1994
Statutory federal income tax rate                       34%            (34%)           34%
State income taxes, net of federal benefit               2               5              5
Foreign income taxes (benefit)                          (2)            (10)            (8)
Net operating loss carryforward
 (benefit) limitation                                  (34)             34            (34)
							 0%             (5%)           (3%)


NOTE J -- LEASE COMMITMENTS

The Company's principal lease commitments are for its corporate office and manufacturing facility in Manchester, Connecticut and its research and development facilities in Irvine and Berkeley, California. The Manchester lease expires on December 31, 2006, the Irvine lease expires on December 31, 1998 and the Berkeley lease expires on December 14, 1997. Minimum rental payments for all noncancelable leases which are operating leases with terms equal to or in excess of one year as of December 31, 1996 are as follows:

								    Operating
(thousands)                                                           Leases

	 1997                                                          $  418
	 1998                                                             415
	 1999                                                             374
	 2000                                                             338
	 2001                                                             348
	 Thereafter                                                     1,800

	 Total minimum lease payments                                 $ 3,693

Rental expense for the years ended December 31, 1996, 1995 and 1994 was $678,000, $887,000, and $808,000, respectively.

NOTE K -- CONTINGENCIES

There are certain claims pending against the Company which arose in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.


NOTE L -- SEGMENT INFORMATION

Export sales by geographic area were as follows:

							   Year Ended December 31
(thousands)                                             1996           1995           1994
Latin America and South America                     $    113     $      375      $   1,577
Europe                                                   433          1,468          2,187
Pacific Rim                                           18,281         14,143          6,745
						    $ 18,827       $ 15,986      $  10,509


In 1996 and 1995, one customer accounted for approximately 38% and 31% of consolidated revenues, respectively. Two customers accounted for approximately 22% of consolidated revenues in 1994, each at 11%.


NOTE M -- BILL AND HOLD TRANSACTIONS

Revenue relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance of the related application software. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer. Revenues recorded during 1996 and 1995 included bill and hold transactions of $10.8 million and $5.7 million, respectively. Accounts receivable included bill and hold receivables of $4.9 million and $1.6 million at December 31, 1996 and 1995, respectively.


NOTE N -- FOURTH QUARTER ADJUSTMENTS (unaudited)

Fourth quarter 1996 net income of $2.1 million includes charges to expense of $1.5 million. The major components of these charges include incentive compensation of $.8 million and the write off of older products used for demonstration and customer support that are no longer used of $.3 million. These adjustments reduced fourth quarter net income by $.22 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

				     PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included, under the caption "Governance of the Company", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1997 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included, under the caption "Executive Compensation", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1997 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included, under the caption "Share Ownership of Management", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1997 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included, under the caption "Certain Transactions", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1997 and is incorporated herein by reference.

				     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

	       (1)  Report of Independent Auditors:

		     Consolidated Balance Sheets at December 31, 1996 and 1995

		     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

		     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

		     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

		     Notes to Consolidated Financial Statements - December 31,
		     1996

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

	       *3.1(c) Amendment to Article Tenth of the Certificate of
		       Incorporation included as Exhibit A in the Company's proxy statement dated April 16, 1987 for the Annual Meeting of Stockholders held May 19, 1987.

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

	      +10.9 Amendment No.1 to Employment Agreement, dated as of December 31, 1996, between Scan-Optics, Inc. and Richard I. Tanaka.

	      +10.10 Employment agreement, effective as of December 31, 1996, between Scan-Optics, Inc, and James C. Mavel

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

	      (b)      Reports on Form 8-K

		       No report on Form 8-K was filed for the quarter ended
		       December 31, 1996.

	      (c)      Exhibits

		       The exhibits required by this item are included herein.

	      (d)      Financial Statement Schedule

		       The response to this portion of Item 14 is submitted as a separate section of this report.

				    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
SCAN-OPTICS, INC.
Registrant
				  By: /ss/
				      James C. Mavel
				      President, Chief Executive Officer,
				      and Director
				      Date:      March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


	     /ss/
James C. Mavel                        President, Chief Executive Officer,
				      and Director
				      (Principal Executive Officer)
				      Date:      March 24, 1997

	     /ss/
Michael J. Villano                    Chief Financial Officer and Vice
				      President
				      (Principal Financial and
				       Accounting Officer)
				      Date:      March 24, 1997

	     /ss/
Richard I. Tanaka                     Chairman of the Board of Directors
				      Date:      March 24, 1997
	     /ss/
Logan Clarke, Jr.                     Director   March 24, 1997

	     /ss/
Richard J. Coburn                     Director   March 24, 1997

	     /ss/
E. Bulkeley Griswold                  Director   March 24, 1997

	     /ss/
Lyman C. Hamilton, Jr.                Director   March 24, 1997

	     /ss/
Robert H. Steele                      Director   March 24, 1997

A majority of the Directors

SCHEDULE II

SCAN-OPTICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(thousands)

COLUMN A                           COLUMN B            COLUMN C       COLUMN D    COLUMN E
						     Additions
				   Balance at  Charged to Charged to              Balance
				   Beginning   Costs and  Other                   at End of
Description                        of Period   Expenses   Accounts  Deductions(1) Period
--------------------------------------------------------------------------------------------
Year ended December 31, 1996:
     Reserve for doubtful accounts $    413    $  711               $      451    $  673

Year ended December 31, 1995:
     Reserve for doubtful accounts $    279    $  236               $      102    $  413

Year ended December 31, 1994:
     Reserve for doubtful accounts $    313                         $       34    $  279

(1)  Uncollectible accounts written off, net of recoveries