Form 10-K/A
period 1996-12-31
SCAN OPTICS INC
filed 1997-04-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		      Washington, D.C. 20549

			    FORM 10-K/A
			 ( Amendment No. 1 )
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended       December 31, 1996


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

			    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
SCAN-OPTICS, INC.
Registrant
			  By: /ss/
			      James C. Mavel
			      President, Chief Executive Officer,
			      and Director
			      Date:      April 1, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     /ss/
James C. Mavel                        President, Chief Executive Officer,
				      and Director
				      (Principal Executive Officer)
				      Date:      April 1, 1997

     /ss/
Michael J. Villano                    Chief Financial Officer and Vice
				      President
				      (Principal Financial and
				      Accounting Officer)
				      Date:      April 1, 1997

     /ss/
Richard I. Tanaka                     Chairman of the Board of Directors
				      Date:      April 1, 1997

     /ss/
Richard J. Coburn                     Director
				      Date:      April 1, 1997

     /ss/
E. Bulkeley Griswold                  Director
				      Date:      April 1, 1997


A majority of the Directors





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


Net sales increased $.7 million from the prior year. North American sales decreased $4.8 million and international sales increased $5.5 million from 1994. The North American sales decreased due to the completion of the primary implementation of the IRS SCRIPS award in 1994. International sales in the Pacific Rim showed significant growth from 1994 to 1995. Sales to a Japanese health agency increased sales volume in this marketplace by 110% or $7.4 million. Sales to Latin America and South America decreased 76% or $1.2 million. Sales to Europe decreased 33% or $.7 million over the prior year. These decreases are reflective of large non-recurring sales which occurred in the prior year.


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