Form 10-Q
period 1997-03-31
SCAN OPTICS INC
filed 1997-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)
    ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended     March 31, 1997

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
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                 Identification Number

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


The number of shares of common stock, $.02 par value, outstanding as of May 12, 1997 was 6,988,218.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                 March 31, 1997         December 31, 1996
----------------------------------------------------------------------------------------
                                                 (UNAUDITED)

Assets
Current Assets:
  Cash and cash equivalents                        $      344             $     1,279
  Accounts receivable less allowance of $908 at
  March 31, 1997 and $673 at December 31, 1996          8,817                   9,262
  Inventories                                          14,346                  14,920
  Prepaid expenses and other                            1,417                   1,274
                                                    ---------              ----------
    Total current assets                               24,924                  26,735

Plant and equipment:
  Equipment                                            13,407                  14,094
  Leasehold improvements                                4,153                   3,980
  Office furniture and fixtures                         1,251                   1,248
                                                    ---------              ----------
                                                       18,811                  19,322
  Less allowances for depreciation and
  amortization                                         14,694                  15,147
                                                    ---------              ----------
                                                        4,117                   4,175
Other assets                                              210                     211
                                                    ---------              ----------
Total Assets                                       $   29,251             $    31,121
                                                    =========              ==========


(thousands, except share data)                 March 31, 1997         December 31, 1996
----------------------------------------------------------------------------------------
                                                 (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $      2,204             $      2,470
  Notes payable to bank                                                             98
  Salaries and wages                                    1,063                    1,940
  Taxes other than income taxes                           451                      682
  Income taxes                                            165                      207
  Customer deposits                                     1,438                    2,323
  Other                                                 1,489                    1,697
                                                    ---------               ----------
    Total current liabilities                           6,810                    9,417

  Other liabilities                                       497                      497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 6,991,018 shares at March 31, 1997
      and 6,945,701 shares at December 31, 1996           140                      139
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares;
      available for issuance 2,145,536 shares;
      none issued or outstanding
  Capital in excess of par value                       34,438                   34,297
  Retained-earnings deficit                            (9,541)                 (10,159)
  Foreign currency translation adjustments               (348)                    (292)
  Unearned ESOP compensation                              (99)                    (132)
                                                    ---------               ----------
                                                       24,590                   23,853
  Less cost of common stock in treasury,
    413,500 shares                                      2,646                    2,646
                                                    ---------               ----------
      Total stockholders' equity                       21,944                   21,207
                                                    ---------               ----------
  Total Liabilities and Stockholders' Equity     $     29,251             $     31,121
                                                    =========               ==========


See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31

(thousands, except share data)                        1997                    1996
----------------------------------------------------------------------------------------
Revenues

  Net sales                                   $      9,068            $      6,487
  Service revenues                                   3,345                   3,823
  Lease revenues                                        17                       8
                                                 ---------               ---------
    Total revenues                                  12,430                  10,318

Costs and Expenses
  Cost of sales                                      5,670                   4,701
  Marketing and service expenses                     4,172                   3,527
  Research and development expenses                  1,009                   1,106
  General and administrative expenses                  907                     837
  Interest expense                                      22                      15
                                                 ---------               ---------
    Total costs and expenses                        11,780                  10,186
                                                 ---------               ---------

Operating income                                       650                     132

Other income, net                                       25                       5
                                                 ---------               ---------

Income before income taxes                             675                     137

  Income taxes                                          57                      17
                                                 ---------               ---------

Net Income                                    $        618            $        120
                                                 =========               =========

Earnings per share                            $        .09            $        .02
                                                 =========               =========

Average common and common equivalent shares      6,969,646               6,687,234


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months Ended
                                                                      March 31

(thousands)                                                 1997                    1996
----------------------------------------------------------------------------------------
Operating Activities
  Net income                                         $       618             $       120
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Depreciation                                             300                     306
    Amortization                                             337                     267
    Provision for losses on accounts receivable              327
    Provision for inventory obsolescence                     350
    Changes in operating assets and liabilities:
      Accounts receivable                                    118                     899
      Inventories                                           (113)                   (473)
      Prepaid expenses and other                            (143)                   (134)
      Accounts payable                                      (266)                   (479)
      Accrued salaries and wages                            (877)                    179
      Taxes other than income taxes                         (231)                     17
      Income taxes                                           (42)                      9
      Customer deposits                                     (885)                 (1,182)
      Other                                                 (230)                     39
                                                       ---------               ---------
    Net cash used by operating activities                   (737)                   (432)

Investing Activities
  Purchases of plant and equipment                          (242)                   (355)
                                                       ---------               ---------
    Net cash used by investing activities                   (242)                   (355)

Financing Activities
  Proceeds from issuance of common stock                     142                      12
  Proceeds from borrowings                                 4,369                   3,255
  Principal payments on borrowings                        (4,467)                 (1,748)
                                                       ---------               ---------
    Net cash provided by financing activities                 44                   1,519

Increase (decrease) in cash and cash equivalents            (935)                    732

Cash and Cash Equivalents at Beginning of Year             1,279                     281
                                                       ---------               ---------
Cash and Cash Equivalents at End of Period           $       344             $     1,013
                                                       =========               =========


See accompanying notes.

               SCAN-OPTICS, INC., AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) For Quarter Ended March 31, 1997





NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                                        March 31       December 31
(thousands)                                               1997             1996
Finished goods                                         $   2,737         $  1,534
Work-in-process                                            4,666            6,084
Service parts                                              4,206            4,276
Materials and component parts                              2,737            3,026
                                                         -------          -------
                                                        $ 14,346         $ 14,920
                                                         =======          =======


NOTE 3 - Credit Arrangements

The Company has a line of credit agreement (Agreement) with a bank which expires on May 29, 1997. The Agreement has two components, a $3 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/2% at March 31, 1997); and a $3 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which bears
interest at prime plus 1/2% (9% at March 31, 1997).   The weighted average
interest rates on borrowings during the first quarters of 1997 and 1996 were 8.7% and 8.1% respectively. The unused portion of the $3 million domestic line is subject to a commitment fee of 3/4% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $5,852,789 as of March 31, 1997. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.

On March 12, 1997, the Company received a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 28, 1998. The line of credit was reduced at the Company's request from $6 million to $4 million ($2 million each for international and domestic lines), which is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. The commitment letter is subject to the extension of the guarantee by the third party bank on the $2 million international line. The Company expects that the guarantee will be extended.


NOTE 4 - Income Taxes

The Company has approximately $5,000,000, $4,100,000 and $2,600,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively, which are scheduled to expire periodically between 1997 and 2010. For financial reporting purposes a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                                 March 31            December 31
(thousands)                                                        1997                 1996
-------------------------------------------------------------------------------------------------
Deferred tax assets:

   Net operating losses                                         $     2,880         $      3,108
   Depreciation                                                         106                  106
   Inventory valuation                                                  231                  101
   Accounts receivable reserves                                         344                  231
   Revenue recognition                                                                        13
   Vacation accrual                                                     224                  245
   Other                                                                340                  258
                                                                    -------              -------
      Total deferred tax assets                                       4,125                4,062

 Deferred tax liabilities:

   Depreciation and other                                              (337)                (390)
   Inventory                                                           (146)                (156)
   Sales type lease                                                     (63)                 (73)
   Revenue recognition                                                   (4)

 Valuation allowance                                                 (3,575)              (3,443)
                                                                    -------              -------
   Net deferred taxes                                           $         0         $          0
                                                                    =======              =======


NOTE 5 - Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement establishes standards for computing and presenting earnings per share ("EPS"). The Statement requires the presentation of basic and diluted EPS. Basic EPS excludes common stock equivalents, such as stock options, and is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents, such as stock options, were exercised. The Company will adopt this Statement in the fourth quarter of 1997 and expects that there will not be a material dilution to the Company's earnings per share as a result of the adoption based on the current number of outstanding common stock equivalents. If the number of common stock equivalents were to increase, the diluted EPS could be significantly impacted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1997 vs. 1996

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

Net sales increased $2.6 million in the first quarter of 1997 compared with the first quarter of 1996. International sales increased $2.3 million and North American sales increased $.3 million. International sales, as a percentage of total sales, increased due to a total of eight enhanced Series 9000's sold to a Japanese health agency for health claim processing in the first quarter of 1997 compared to four in the same period of 1996.

Service revenues decreased $.5 million mainly due to a decrease in engineering revenue of $.4 million due to funding for a specific development project which ended in the first quarter of 1996. Customer service revenue decreased $.1 million mainly due to the cancellation of three service maintenance contracts in Canada, which was partially offset by annual contract increases.

Cost of sales increased $1.0 million from the first quarter of 1996 which was a reflection of the increase in net sales. Cost of sales as a percentage of net sales was 63%, compared to 72% in the prior year. This decrease was mainly due to a change in the overall sales mix.

Marketing and service expenses increased $.6 million from the first quarter of 1996 to 1997. Sales and marketing expenses increased $.5 million primarily due to an increase in sales staffing levels and an increase in the accounts receivable reserve. Software service expenses increased $.1 million mainly due to increases in staffing levels. Customer service expenses remained consistent with the first quarter of 1996.

Research and development expenses decreased $.1 million from the first quarter of 1996 to the first quarter of 1997 mainly due to a decrease in outside consulting fees.

General and administrative expenses increased $.1 million primarily due to an increase in the incentive compensation expense and an increase in legal fees.


Liquidity and Capital Resources

Cash and cash equivalents decreased $.9 million from December 31, 1996, for the reasons discussed below.

As of March 31, 1997, the Company had no borrowings outstanding against its $6 million line of credit. The balance decreased from $.1 million at December 31, 1996, due to improvements in cash flow realized from the increased sales volume and decreases in operating expenses from the fourth quarter 1996 run rate. On March 12, 1997, the Company received a commitment letter extending the maturity date of the existing line of credit to May 28, 1998. (See Note 3 for further details.)

Operating activities used $.7 million of cash in the first quarter of 1997.

Non-cash expenses recorded during the quarter were $1.3 million vs. $.6 million for the same period in 1996. These expenses relate to depreciation of fixed assets, which is discussed in net plant and equipment below, amortization of customer service spare parts inventory, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Net accounts receivable decreased $.4 million during the first quarter of the year due to collections made on 1996 sales combined with a provision of $.3 million for a specific customer recorded during the quarter.

Inventories decreased $.6 million in the first quarter of 1997. Total manufacturing inventories decreased $.5 million during the quarter mainly due to a $.3 million decrease in the stockroom inventory which reflects the Company's focus on reducing inventory levels. Customer service inventories decreased by $.1 million in the first quarter mainly due to the amortization of parts inventory.

Prepaid expenses increased $.1 million primarily due to increases in prepaid inventory related to current engineering development projects.

Net plant and equipment decreased $.1 million during the first quarter of 1997 mainly due to $.3 million of depreciation expense recorded during the first three months of the year. This decrease was offset by $.2 million of capitalized leasehold improvements related to the consolidation and renovation of the corporate offices in Manchester, Connecticut.

Accounts payable decreased $.3 million from December 31, 1996, due to improvements in the just-in-time inventory procurement process.

Accrued salaries and wages decreased $.9 million reflecting the disbursement of the 1996 incentive compensation.

Taxes other than income taxes decreased $.2 million due to the remittance of sales tax incurred on fourth quarter 1996 sales.

Customer deposits decreased $.9 million reflective of certain large international contracts accepted and recognized in revenue during the first quarter of 1997 which included substantial deposits.

Other current liabilities decreased $.2 million due to the payment of legal and accounting fees accrued in 1996.

SCAN-OPTICS, INC., AND SUBSIDIARIES
PART II - OTHER INFORMATION
ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
(thousands, except share data)


                                                       Three Months Ended
                                                  ---------------------------------
                                                             March 31
                                                    1997                    1996
                                                  ---------              ----------
PRIMARY AND FULLY DILUTED

Average common shares outstanding                 6,560,754               6,525,838

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using average market price during
  the quarter                                       408,892                 161,396
                                                  ---------              ----------
Total                                             6,969,646               6,687,234
                                                  =========              ==========

Net Income                                       $      618              $      120
                                                  =========              ==========

Earnings Per Share                               $      .09              $      .02
                                                  =========              ==========

SCAN-OPTICS, INC., AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6 (B) - REPORTS ON FORM 8-K

For the Three Months Ended March 31, 1997


No reports on Form 8-K were filed during the first three months of 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SCAN-OPTICS, INC.
(Registrant)




Date       May 13, 1997                            /ss/

                                     James C. Mavel
                                     President, Chief Executive
                                     Officer and Director



Date       May 13, 1997                            /ss/

                                     Michael J. Villano
                                     Chief Financial Officer and
                                     Vice President