Form 10-Q
period 1997-06-30
SCAN OPTICS INC
filed 1997-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     June 30, 1997

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


The number of shares of common stock, $.02 par value, outstanding as of August 11, 1997 was 7,012,718.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                  June 30, 1997     December 31, 1996
                                                 (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                    $      511        $    1,279
  Accounts receivable less allowance of $891 at
    June 30, 1997 and $673 at December 31, 1996    11,735             9,262
  Inventories                                      13,056            14,920
  Prepaid expenses and other                        1,506             1,274
                                                ---------          --------
    Total current assets                           26,808            26,735


Plant and equipment:
  Equipment                                        13,600            14,094
  Leasehold improvements                            4,400             3,980
  Office furniture and fixtures                     1,251             1,248
                                                ---------          --------
                                                   19,251            19,322
  Less allowances for depreciation and
       amortization                                15,016            15,147
                                                ---------          --------
                                                    4,235             4,175

Other assets                                          210               211
                                                ---------          --------
Total Assets                                   $   31,253        $   31,121
                                                =========          ========






(thousands, except share data)                  June 30, 1997     December 31, 1996
                                                 (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                             $    2,331        $    2,470
  Notes payable to bank                                                  98
  Salaries and wages                                1,394             1,940
  Taxes other than income taxes                       488               682
  Income taxes                                        209               207
  Customer deposits                                 1,332             2,323
  Other                                             1,654             1,697
                                                ---------          --------
    Total current liabilities                       7,408             9,417

  Other liabilities                                   497               497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 6,988,218 shares at June 30, 1997
      and 6,945,701 shares at December 31, 1996       140               139
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
      shares; none issued or outstanding
  Capital in excess of par value                   34,437            34,297
  Retained-earnings deficit                        (8,200)          (10,159)
  Foreign currency translation adjustments           (317)             (292)
  Unearned ESOP compensation                          (66)             (132)
                                                ---------          --------
                                                   25,994            23,853
  Less cost of common stock in treasury,
    413,500 shares                                  2,646             2,646
                                                ---------          --------
      Total stockholders' equity                   23,348            21,207
                                                ---------          --------
  Total Liabilities and Stockholders' Equity   $   31,253        $   31,121
                                                =========          ========


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended        Six Months Ended
                                          June 30                   June 30
(thousands, except share data)        1997         1996         1997        1996
Revenues
  Net sales                           $10,385      $ 7,747      $19,453     $14,232
  Service revenues                      3,540        3,401        6,885       7,224
  Lease revenues                          136            4          153          12
                                       ------       ------       ------      ------
    Total revenues                     14,061       11,152       26,491      21,468

Costs and Expenses
  Cost of sales                         6,417        5,348       12,087      10,047
  Marketing and service expenses        4,206        3,518        8,378       7,045
  Research and development expenses     1,089          924        2,098       2,030
  General and administrative
     expenses                             967          911        1,874       1,748
  Interest expense                          2           24           24          39
                                       ------       ------       ------      ------
    Total costs and expenses           12,681       10,725       24,461      20,909
                                       ------       ------       ------      ------

Operating income                        1,380          427        2,030         559

Other income, net                          22           36           47          41
                                       ------       ------       ------      ------

Income before income taxes              1,402          463        2,077         600

  Income taxes                             61           13          118          30
                                       ------       ------       ------      ------
Net Income                            $ 1,341      $   450      $ 1,959     $   570
                                       ======       ======       ======      ======
Earnings per share                        .19          .07          .28        .08
                                       ======       ======       ======      ======

Average common and common
        equivalent shares           6,939,633    6,759,533    6,954,640   6,723,384

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                             June 30
(thousands)                                          1997              1996
Operating Activities
  Net income                                    $     1,959       $       570
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Depreciation                                        622               612
    Amortization                                        672               469
    Provision for losses on accounts receivable         324               150
    Provision for inventory obsolescence                350               250
    Changes in operating assets and liabilities:
      Accounts receivable                            (2,797)              309
      Inventories                                       842              (184)
      Prepaid expenses and other                       (232)               74
      Accounts payable                                 (139)             (675)
      Accrued salaries and wages                       (546)               82
      Taxes other than income taxes                    (194)              (26)
      Income taxes                                        2                17
      Deferred revenues, net of costs                                      85
      Customer deposits                                (991)           (2,857)
      Other                                              (1)               49
                                                      ------           -------
    Net cash used by operating activities              (129)           (1,075)

Investing Activities
  Purchases of plant and equipment                     (682)             (297)
                                                      ------           -------
    Net cash used by investing activities              (682)             (297)

Financing Activities
  Proceeds from issuance of common stock                141                20
  Proceeds from borrowings                            6,652             8,620
  Principal payments on borrowings                   (6,750)           (7,456)
                                                      ------           -------
    Net cash provided by financing activities            43             1,184

Decrease in cash and cash equivalents                  (768)             (188)

Cash and Cash Equivalents at Beginning of Year        1,279               281
                                                      ------           -------
Cash and Cash Equivalents at End of Period       $      511        $       93
                                                      ======           =======

See accompanying notes.


               SCAN-OPTICS, INC., AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) For Quarter Ended June 30, 1997


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                                            June 30        December 31
(thousands)                                                  1997              1996
--------------------------------------------------------------------------------------

Finished goods                                            $  2,080         $  1,534
Work-in-process                                              4,849            6,084
Service parts                                                4,125            4,276
Materials and component parts                                2,002            3,026
                                                           -------          -------
                                                          $ 13,056         $ 14,920
                                                           =======          =======

NOTE 3 - Credit Arrangements

On May 28, 1997, the Company amended its credit agreement (Agreement) with a bank to extend the maturity date to May 28, 1998. The Agreement has two components, a $2 million line (international) guaranteed by a third party bank which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/2% at June 30, 1997); and a $2 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which also bears interest at prime (8 1/2% at June 30, 1997).
The weighted average interest rates on borrowings during the first half of 1997 and 1996 were 8.0% and 7.5% respectively. The unused portion of the $2 million domestic line is subject to a commitment fee of 1/2% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. The available balance on the total line of credit was $4,000,000 as of June 30, 1997. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels.


NOTE 4 - Income Taxes

The Company has approximately $3,600,000, $3,200,000 and $2,600,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively, which are scheduled to expire between 1997 and 2010. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                                       June 30            December 31
(thousands)                                                             1997                 1996
------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                             $    2,383           $    3,108
   Depreciation                                                            106                  106
   Inventory valuation                                                     226                  101
   Accounts receivable reserves                                            338                  231
   Revenue recognition                                                                           13
   Vacation accrual                                                        254                  245
   Other                                                                   329                  258
                                                                       -------              -------
      Total deferred tax assets                                          3,636                4,062


 Deferred tax liabilities:

   Depreciation and other                                                 (285)                (390)
   Inventory                                                              (136)                (156)
   Sales type lease                                                        (54)                 (73)
   Revenue recognition                                                    (168)

 Valuation allowance                                                    (2,993)              (3,443)
                                                                       -------              -------
   Net deferred taxes                                               $        0            $       0
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months and Six Months Ended June 30, 1997 vs. 1996
------------------------------------------------------------------------------

Outlook


The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. As such, actual results may differ materially. The ability for the Company to achieve the following expectations could be impacted by increased competition or a slowdown in the growth within the scanning and imaging market, alternate forms of processing and changes in the economic climates of foreign markets as well as that of the United States.

In 1996, Scan-Optics derived 38% of its total revenue from one customer. The Company expects this customer to continue to represent a significant portion of its total revenue in each of the next two fiscal years. It is expected that by 1999, the majority of the program will be complete. Additional orders with this customer are anticipated, but at a greatly reduced sales level. The Company believes that success in achieving the initiatives described below will help offset the foreseen reduction in sales for this customer.

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

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the health care and insurance, government and tax, transportation, and order entry markets. The Company expects to continue to emphasize its "Solutions that Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions that Work" in these new markets.

The third initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. Over the next two years, the Company will focus on developing comparably strong relationships in Europe, South America and other Pacific Rim countries.

The fourth initiative relates to the expansion of the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service, manufacturing and custom engineering organizations have potential to leverage their individual expertise, experience and cost effectiveness to other entities.

Net sales in the first six months of 1997 increased $5.2 million compared with the first six months of 1996. Net sales in the second quarter of 1997 increased $2.6 million compared with the second quarter of 1996. Compared to the first six months of 1996, international sales in the first six months of 1997 increased $5.2 million while North American sales remained at consistent levels. International sales in the second quarter increased $2.9 million as compared to the prior year due to an increase in the number of systems sold to the Japanese health agency and an increase in sales to Latin and South America. North American sales for the quarter decreased $.3 million.

Service revenues decreased $.3 million in the first six months of 1997 compared with the first six months of 1996. Service revenues in the second quarter of 1997 increased $.1 million from the second quarter of 1996. Engineering development revenue in the first half of 1997 decreased $.3 million from the first half of 1996 due to funding for a specific development project which ended in the first quarter of 1996. Customer service revenue in the first six months of 1997 decreased $.4 million mainly due to the replacement of older product lines with current products that require less maintenance than the earlier product lines. Year-to-date software revenue increased $.4 million due to the increase in sales, specifically to end-user customers.

Cost of sales increased $2.0 million from the first half of 1996 and increased $1.1 million from the second quarter of 1996. The year-to-date and second quarter increases are a reflection of the increase in net sales in 1997. Cost of sales as a percentage of net sales was 62% for the first six months of 1997, compared to 71% in the prior year. This percentage for the second quarter of 1997 was also 62%, compared to 69% for the same period in 1996. The decreases are due to a change in the overall sales mix and increases in absorbed manufacturing expenses resulting from production efficiencies.

Marketing and service expenses increased $1.3 million in the first half of 1997 and increased $.7 million in the second quarter of 1997 compared with 1996. Sales and marketing expenses increased $1.0 million in the first half of 1997 primarily due to an increase in sales staffing levels and the associated fringe benefits and travel expense. Customer service expenses increased $.2 million in the first half of 1997 due to an increase in outside services expense. Software expenses increased $.1 million in the first half of 1997 mainly due to increases in staffing levels. As indicated by these increases, the Company's continued focus on revenue growth has required an investment in our marketing and service organizations.

Research and development expenses in 1997 increased $.1 million from the first half of 1996 and increased $.2 million in the second quarter. The increase in the first half of 1997 is mainly due to increases in salary and incentive compensation expenses.

General and administrative expenses increased $.1 million in the first half of 1997 primarily due to an increase in incentive compensation expense and increases in legal fees and investor relations expenses. Expenses remained consistent for the second quarter of 1997 compared with the second quarter of 1996.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1997 decreased $.8 million from December 31, 1996, for the reasons discussed below.

As of June 30, 1997, the Company had no borrowings outstanding against its $4 million line of credit. On May 28, 1997, the Company amended its credit agreement with a bank to extend the maturity date to May 28, 1998. (See Note 3 for further details.)

Operating activities used $.1 million of cash in the first half of 1997.

Non-cash expenses recorded during the first six months of 1997 were $2.0 million vs. $1.5 million for the same period in 1996. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Net accounts receivable increased $2.5 million during the first half of the year due to increases in sales volume, primarily in the month of June.

Inventories decreased $1.9 million in the first half of 1997. Total manufacturing inventories decreased $1.7 million from the beginning of the year mainly due to a $1.0 million decrease in the stockroom inventory, which reflects the Company's focus on reducing inventory levels and improving just-in-time purchases. During the first half of the year, work-in-process inventory decreased $1.2 million and finished goods inventory increased $.5 million due to the completion of several system orders. Customer service inventories decreased by $.2 million in the first half of the year mainly due to the amortization of parts inventory.

Prepaid expenses increased $.2 million primarily due to increases in prepaid costs related to current engineering development projects, annual report costs and a municipal bid bond.

Net plant and equipment increased $.1 million during the first half of 1997 mainly due to $.4 million of capitalized leasehold improvements related to the consolidation and renovation of the corporate offices in Manchester, Connecticut. Other additions of $.3 million include the capitalization of improvements to the customer demonstration facility as well as additions of engineering and test equipment. These increases were partially offset by $.6 million of depreciation expense recorded during the first half of the year.

Accounts payable decreased $.1 million from December 31, 1996, due to the timing of payments.

Accrued salaries and wages decreased $.5 million reflecting the disbursement of the 1996 incentive compensation of $.8 million, offset by the current year's accrual of $.3 million.

Taxes other than income taxes decreased $.2 million due to the remittance of sales tax incurred on prior period sales.

Customer deposits decreased $1.0 million resulting from certain large international contracts accepted and recognized in revenue during the first half of 1997 that included substantial deposits.


                                               SCAN-OPTICS, INC., AND SUBSIDIARIES
                                                    PART II - OTHER INFORMATION
                                      ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                                                  (thousands, except share data)


                                                 Three Months Ended          Six Months Ended
                                                     June 30                     June 30
                                                1997         1996           1997             1996
                                            ---------      ---------      ---------        ---------
PRIMARY AND FULLY DILUTED

Average common shares outstandi             6,576,347      6,529,545      6,568,551        6,527,692

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using average market price
  during the quarter                          363,286        229,988        386,089          195,692
                                            ---------      ---------      ---------        ---------
        Total                               6,939,633      6,759,533      6,954,640        6,723,384
                                            =========      =========      =========        =========

        Net Income                         $    1,341   $        450   $      1,959   $          570
                                            =========      =========      =========        =========

        Earnings Per Share                 $      .19   $        .07   $        .28   $          .08
                                            =========      =========      =========        =========


                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                     For the Six Months Ended June 30, 1997


No reports on Form 8-K were filed during the first six months of 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SCAN-OPTICS, INC.
(Registrant)




Date       August 14, 1997              /ss/

                                     James C. Mavel
                                     Chairman, President, Chief Executive
                                     Officer and Director



Date      August 14, 1997               /ss/

                                     Michael J. Villano
                                     Chief Financial Officer and
                                     Vice President