Form 10-Q
period 1997-09-30
SCAN OPTICS INC
filed 1997-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      SEPTEMBER 30, 1997

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


The number of shares of common stock, $.02 par value, outstanding as of November 4, 1997 was 7,162,038.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(thousands, except share data)             September 30, 1997     December 31, 1996
                                                 (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                    $    2,252        $    1,279
  Accounts receivable less allowance of $891
    at September 30, 1997 and $673 at
    December 31, 1966                              14,651             9,262
  Inventories                                      13,592            14,920
  Prepaid expenses and other                        1,061             1,274
                                                ---------          --------
    Total current assets                           31,556            26,735


Plant and equipment:
  Equipment                                        13,670            14,094
  Leasehold improvements                            4,450             3,980
  Office furniture and fixtures                     1,246             1,248
                                                ---------          --------
                                                   19,366            19,322
  Less allowances for depreciation and
    amortization                                   15,322            15,147
                                                ---------          --------
                                                    4,044             4,175

Other assets                                          211               211
                                                ---------          --------
Total Assets                                   $   35,811        $   31,121
                                                =========          ========



(thousands, except share data)                September 30, 1997     December 31, 1996
                                                 (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                             $    3,608        $    2,470
  Notes payable to bank                                                  98
  Salaries and wages                                1,614             1,940
  Taxes other than income taxes                       693               682
  Income taxes                                        225               207
  Customer deposits                                 1,168             2,323
  Deferred revenues, net of costs                     928
  Other                                             2,122             1,697
                                                ---------          --------
    Total current liabilities                      10,358             9,417

  Other liabilities                                   496               497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares; issued,
      7,040,901 shares at September 30, 1997
      and 6,945,701 shares at December 31, 1996       141               139
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                   34,615            34,297
  Retained-earnings deficit                        (6,764)          (10,159)
  Foreign currency translation adjustments           (356)             (292)
  Unearned ESOP compensation                          (33)             (132)
                                                ---------          --------
                                                   27,603            23,853
  Less cost of common stock in treasury,
    413,500 shares                                  2,646             2,646
                                                ---------          --------
      Total stockholders' equity                   24,957            21,207
                                                ---------          --------
  Total Liabilities and Stockholders' Equity   $   35,811        $   31,121
                                                =========          ========


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended        Nine Months Ended
                                          September 30              September 30
(thousands, except share data)          1997         1996         1997        1996
Revenues
  Net sales                          $  11,139    $ 6,160      $ 30,592    $ 20,392
  Service revenues                       3,619      3,995        10,504      11,219
  Lease revenues                            70         68           223          80
                                        ------     ------        ------      ------
    Total revenues                      14,828     10,223        41,319      31,691

Costs and Expenses
  Cost of sales                          6,962      4,315        19,049      14,362
  Marketing and service expenses         4,284      3,571        12,662      10,616
  Research and development expenses      1,242        859         3,340       2,889
  General and administrative expenses      943        830         2,817       2,578
  Interest expense                           1         36            25          75
                                        ------     ------        ------      ------
    Total costs and expenses            13,432      9,611        37,893      30,520
                                        ------     ------        ------      ------

Operating income                         1,396        612         3,426       1,171

Other income, net                           69         20           116          61
                                        ------     ------        ------      ------

Income before income taxes               1,465        632         3,542       1,232

  Income taxes                              29         12           147          42
                                        ------     ------        ------      ------

Net Income                            $  1,436    $   620       $ 3,395     $ 1,190
                                        ======     ======        ======      ======

Earnings per share                    $    .20    $   .09       $   .48     $   .18
                                        ======     ======        ======      ======

Average common and common
        equivalent shares            7,129,814   6,744,113    7,013,031   6,730,293



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30
(thousands)                                          1997              1996
Operating Activities
  Net income                                     $    3,395       $     1,190
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                        912               918
    Amortization                                      1,028               682
    Provision for losses on accounts receivable         324               200
    Provision for inventory obsolescence                600               425
    Changes in operating assets and liabilities:
      Accounts receivable                            (5,713)              713
      Inventories                                      (300)             (521)
      Prepaid expenses and other                        213               133
      Accounts payable                                1,138              (308)
      Accrued salaries and wages                       (326)               28
      Taxes other than income taxes                      11                56
      Income taxes                                       18                36
      Deferred revenues, net of costs                   928               263
      Customer deposits                              (1,155)           (3,734)
      Other                                             459               232
                                                      ------           -------
    Net cash provided by operating activities         1,532               313

Investing Activities
  Purchases of plant and equipment                     (781)           (1,060)
                                                      ------           -------
    Net cash used by investing activities              (781)           (1,060)

Financing Activities
  Proceeds from issuance of common stock                320                26
  Proceeds from borrowings                            6,652            14,197
  Principal payments on borrowings                   (6,750)          (13,306)
                                                      ------           -------
    Net cash provided by financing activities           222               917

Increase in cash and cash equivalents                   973               170

Cash and Cash Equivalents at Beginning of Year        1,279               281
                                                      ------           -------
Cash and Cash Equivalents at End of Period       $    2,252        $      451
                                                      ======           =======


See accompanying notes.


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Certain 1996 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                      September 30    December 31
(THOUSANDS)                               1997           1996
-----------------------------          -----------     ---------
Finished goods                         $  2,787        $  1,534
Work-in-process                           4,755           6,084
Service parts                             3,950           4,276
Materials and component parts             2,100           3,026
                                        -------         -------
                                       $ 13,592        $ 14,920
                                        =======         =======

NOTE 3 - Credit Arrangements

On May 28, 1997, the Company  amended its credit agreement (Agreement) with its
bank to extend the maturity date  to  May  28,  1998.   The  Agreement  has two
components, a $2 million line (international) guaranteed by the Export-Import Bank of the United States, which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/2% at September 30, 1997); and a $2 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which also bears interest at
prime  (8 1/2% at September 30, 1997).    The weighted average interest rates on
borrowings during the first three quarters of 1997 and 1996 were 8.6% and 8.8%, respectively. The unused portion of the $2 million domestic line is
subject  to  a commitment fee of 1/2%  per  annum.   Borrowings under the
Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The available balance on the total line of credit was $4 million as of September 30, 1997.


NOTE 4 - Income Taxes

The Company has approximately $2,200,000, $2,300,000 and $2,600,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively, which are scheduled to expire between 1997 and 2010. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows :

                                              September 30   December 31
(THOUSANDS)                                       1997          1996
Deferred tax assets:
   Net operating losses                       $   1,850      $   3,108
   Depreciation                                     106            106
   Inventory valuation                              318            101
   Accounts receivable reserves                     338            231
   Revenue recognition                               51             13
   Vacation accrual                                 246            245
   Other                                            329            258
                                                -------       --------
      Total deferred tax assets                   3,238          4,062

 Deferred tax liabilities:
   Depreciation and other                         (232)          (390)
   Inventory                                      (127)          (156)
   Sales type lease                                (44)           (73)

 Valuation allowance                            (2,835)        (3,443)
                                                -------       --------
   Net deferred taxes                         $      0       $      0
                                                =======       ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. 1996

OUTLOOK
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. As such, actual results may differ materially. The ability of the Company to achieve the following expectations could be impacted by increased competition or a slowdown in the growth within the scanning and imaging market, alternate forms of processing and changes in the economic climates and currency exchange retes of foreign markets as well as that of the United States.

In 1996, Scan-Optics (the "Company") derived 38% of its total revenue from one customer in Japan. The Company expects that approximately 35% of its 1997 revenue will be in sales to this customer. The Company has received orders from this customer for ten image scanning and OCR systems, valued at approximately $6 million, to be delivered in the first quarter of 1998. These orders bring the total systems ordered on this contract to ninety-five. This customer is currently evaluating its system requirements going forward because, the Company believes, there are continued pressures on the Yen and the objective to reduce the cost of medical fee processing in Japan. The Company expects to receive the results from this internal study in the second quarter of 1998. The Company believes that success in achieving the initiatives described below will help offset the foreseen reduction in sales from this customer.

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

The  fourth  initiative  relates  to leveraging the  Company's  core
competencies in an effort to add revenues and  profits.   The  Company believes
that the hardware service, manufacturing and custom engineering organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities.

NET SALES in the first nine months of 1997 increased $10.2 million compared with the first nine months of 1996. Net sales in the third quarter of 1997 increased $5.0 million compared with the third quarter of 1996. Compared to the first nine months of 1996, international sales increased $8.6 million due to an increase in the number of systems sold to the Japanese health agency. North American sales increased $1.6 million for the same period.

SERVICE REVENUES decreased $.7 million in the first nine months of 1997 compared with 1996. Service revenues in the third quarter of 1997 decreased $.4 million from 1996 levels. Engineering development revenue in the first three quarters of 1997 decreased $.6 million from the same period in 1996 due to funding for a specific development project during 1996. Customer service revenue in the first nine months of 1997 decreased $.3 million mainly due to the replacement of older product lines with current products that require less maintenance than the earlier product lines. Year-to-date software revenue increased $.2 million due to the increase in solution sales.

COST OF SALES increased $4.7 million from the first nine months of 1996 and increased $2.6 million from the third quarter of 1996. The year-to-date increase is a reflection of the increase in net sales in 1997. Cost of sales as a percentage of net sales was 62% for the first nine months of 1997, compared to 70% in the prior year. This percentage for the third quarter of 1997 was 63%, compared to 70% for the same period in 1996. The decreases are due to a change in the overall sales mix and improved absorption which is the result of increases in production volume and quality improvement initiatives.

MARKETING  AND  SERVICE  EXPENSES  increased  $2.0  million  in the first three
quarters  of  1997  and   increased  $.7 million in the third quarter  of  1997
compared with the respective periods of  1996.   Sales  and  marketing expenses
increased $1.5 million in the first nine months of 1997 primarily due to an increase in sales staffing levels and the associated fringe benefits, commissions, and travel expenses. Customer service expenses increased
$.3 million in the first nine months  of  1997  due  to an increase in outside
service  expenses.   Software expenses increased $.2 million  in  the first
three quarters of 1997 mainly due to increases in staffing levels. As indicated by these increases, the Company's continued focus on revenue growth has required an investment in the marketing, service and software development organizations.

RESEARCH AND DEVELOPMENT expenses in 1997 increased $.5 million from the first nine months of 1996 and increased $.4 million in the third quarter of 1997
compared to the third quarter of 1996.   These increases are mainly due to
increases in salary, incentive compensation and outside service expenses.


GENERAL AND ADMINISTRATIVE EXPENSES increased $.2 million in the first three quarters of 1997 and increased $.1 million in the third quarter. These increases are primarily due to increases in incentive compensation and investor relations expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1997 increased $1.0 million from December 31, 1996.

As of September 30, 1997, the Company had no borrowings outstanding against its $4 million line of credit. On May 28, 1997, the Company amended its credit agreement with a bank to extend the maturity date to May 28, 1998. (See Note 3 for further details.)

Operating activities provided $1.5 million of cash in the first nine months of 1997.

Non-cash expenses recorded during the first nine months of 1997 were $2.9 million vs. $2.2 million for the same period in 1996. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, provisions for losses on accounts receivable and provisions for inventory obsolescence.

Net accounts receivable increased $5.4 million during the first three quarters of the year due to increases in sales volume and scheduled payment terms with certain customers.

Inventories decreased $1.3 million in the first nine months of 1997. Total manufacturing inventories decreased $1.0 million from the beginning of the year mainly due to a $.9 million decrease in the stockroom inventory, which reflects the Company's focus on reducing inventory levels and improving just-in-time purchases. During the first nine months of the year, work-in-process inventory decreased $1.3 million and finished goods inventory increased $1.2 million due to the completion of several system orders. Customer service inventories decreased by $.3 million in the first nine months of the year mainly due to the amortization of parts inventory.

Net plant and equipment decreased $.1 million during the first nine months of 1997 mainly due to $.9 million of depreciation expense recorded during the
first nine months  of  the  year.   The depreciation expense was partially
offset by $.4 million of capitalized leasehold improvements related to the consolidation and renovation of the corporate offices in Manchester,
Connecticut.   Other  additions  of $.4 million which partially offset the depreciation expense, include the capitalization of improvements to the customer demonstration facility as well as additions of engineering and test equipment.

Accounts payable increased $1.1 million from December 31, 1996, reflective of the increased production schedule and timing of vendor payments.

Accrued salaries and wages decreased $.3 million during the first nine months of 1997 reflecting the disbursement of the 1996 incentive compensation of $.8 million and disbursement of commissions on prior period sales of $.1 million, offset by the current year's accrual of $.6 million.

Deferred revenues, net of costs increased by $.9 million from December 31, 1996, due to systems awaiting customer acceptance and deferred development funding.

Customer deposits decreased $1.1 million from December 31, 1996, because certain large international contracts accepted and recognized in revenue during the first nine months of 1997 had included substantial deposits.

Other accrued expenses increased by $.4 million during the first nine months of 1997 due to accruals for group insurance and royalties.


                                               SCAN-OPTICS, INC., AND SUBSIDIARIES
                                                    PART II - OTHER INFORMATION
                                     ITEM 6 (A) - EXHIBIT COMPUTATION OF EARNINGS PER SHARE
                                                  (thousands, except share data)


                                               Three Months Ended         Nine Months Ended
                                                   September 30               September 30
                                               1997           1996         1997           1996
PRIMARY AND FULLY DILUTED
Average common shares outstandiing          6,605,816      6,532,362     6,580,972       6,529,248

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using average market price
  during the quarter                          523,998        211,751       432,059         201,045
                                            ---------      ---------      ---------      ---------
        Total                               7,129,814      6,744,113      7,013,031      6,730,293
                                            =========      =========      =========      =========

        Net Income                         $    1,436     $      620     $    3,395     $    1,190
                                            =========      =========      =========      =========

        Earnings Per Share                 $      .20     $      .09     $      .48     $      .18
                                            =========      =========      =========      =========


                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                       ITEM 6 (B) - REPORTS ON FORM 8-K

                 For the Nine Months Ended September 30, 1997


No reports on Form 8-K were filed during the first nine months of 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                 (Registrant)




Date    NOVEMBER  13, 1997           /ss/
                             James C. Mavel
                             Chairman, President, Chief Executive
                             Officer and Director



Date    NOVEMBER  13, 1997           /ss/
                             Michael J. Villano
                             Chief Financial Officer and
                             Vice President