Form 10-K
period 1997-12-31
SCAN OPTICS INC
filed 1998-02-26
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the fiscal year ended             December 31, 1997
                           ___________________________________________________


(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from _____________________  to  ____________________

Commission File No.               0-5265
                     __________________________________________________________


                                SCAN-OPTICS, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


           Delaware                                     06-0851857
______________________________________________________________________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)



169 Progress Drive, Manchester, CT                        06040
______________________________________________________________________________
(Address of principal executive offices)                Zip Code


                                   (860) 645-7878
______________________________________________________________________________
              (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:         None
                                                             __________________

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, $.02 par value
                           ____________________________
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  ( X ) YES    (   ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $53,687,259 as of February 20, 1997.

The number of shares of common stock, $.02 par value, outstanding as of February 20, 1997 was 7,218,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 1998 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III-Item 10 - Directors and Executive Officers of the Registrant
Part III-Item 11 - Executive Compensation
Part III-Item 12 - Security Ownership of Certain Beneficial Owners
                   and Management
Part III-Item 13 - Certain Relationships and Related Transactions

                                     PART I

ITEM 1 - BUSINESS

Scan-Optics, Inc. (the "Company") was incorporated in Delaware in 1968 and has its principal office at 169 Progress Drive, Manchester, Connecticut 06040.

Scan-Optics, Inc. has been a leader in applying technology to high-speed recognition, data entry and imaging solutions for the past 30 years. The Company was among the first to develop Optical Character Recognition (OCR) technology for data capture and is a leading provider of image scanning systems worldwide. Leveraging the core competencies of character recognition, image processing and paper handling, the Company has transitioned to become a provider of solutions that focus on the needs of its customers.

The Company combines technology, experience and expertise to develop cost-effective solutions for applications that include government, healthcare, transportation and order entry. The Company's ability to offer customized and integrated system solutions has helped companies all over the world to meet their productivity and profitability objectives.

PRODUCTS

The Company designs, manufactures, markets and services information processing systems which use "state of art" technology for imaging, automated data capture, document processing and the management of information. These systems employ high speed paper movement, OCR/ICR, high speed image capture, image storage and retrieval systems, image information processing, key-entry, microfilming, ink jet printing, high-speed paper handling with multi-pocket page and/or document sorting, local area networking, client/server PC processing, communications software, software/hardware integration, application software technologies, and the professional services required to assure a complete approach to engineering solutions for data and image capture.

These key product disciplines translate integration skills that leverage the core competencies of the Company to provide broader solution alternatives. These core competencies include:

Line of Business Domain Knowledge
Professional Services
High Speed Paper Handling
Document Scanning
Image Enhancement Algorithms and Image Quality
Character Recognition (OCR, ICR, Barcode, Marksense, etc.)
Key-From-Image and Data Entry
Image Storage and Retrieval
Customer Relations with Post Installation Support
Value Added Engineering Services and Solutions

CORE COMPETENCIES

Line of Business Domain Knowledge
The Company provides solutions that are proven and are in production. The Company has domain knowledge to provide total solutions in the following industries: healthcare, order entry, government and transportation. That domain knowledge is utilized in the product suite of applications: ImageEMC++, TAXexpress{TM}, ORDERexpress{TM} and PROOFexpress{TM}.

Professional Services
In order to provide a total solution to the customer, the Company has provided a consultative approach to integrate solutions with proven core competencies in the following areas:

     Paper Handling         Application Expertise     Project Management
     Installation           Training                  Archival / Retrieval
     Custom Engineering     Development Tools         Forms Design
     Open Systems           Neural Technology         System Integration
     Microfilming           OCR Technology            Industry Standards
     Imaging                Networking

High Speed Paper Handling
The Company is a leader in patented high speed paper handling systems.   The
Series 9000 scanner has over 225 systems installed worldwide. The Company has over 400 scanning systems installed worldwide processing 20 million pieces of paper on a daily basis.

Document Scanning
The Company has been addressing the high-speed, high-volume, page/document processing marketplace since its inception in 1968. During 1992, the Company introduced the generation of scanners called the Series 9000 system. This system launched the Company into the full page image and recognition (ICR) market. Full page document processing includes front and back imaging, OCR reading, serialization and microfilming of a document in a single pass. During 1994, the Company introduced the Model 7800 scanner which captures images that can be utilized to improve Customer Service, Order Processing, and Data Capture.

Image Enhancement Algorithms and Image Quality
Image enhancement algorithms and image quality are priority enhancement activities for the Company. The program to continually enhance the data processing attributes is driven by the Company's large and prestigious customer base. The need for continuous improvement helps customers reduce their bottom line expenses for processing a growing amount of data. Image enhancement
starts at the scanner capture system.   The Company provides the fastest page
capture and image system on the market today. This processing is carried forward into the Company's Key-From-Image and Image Storage and Retrieval Systems. Management believes that the Company's image quality is among the best in the industry. Electronic image processing and storage are rapidly overtaking the use of microfilm and the Company is on the leading edge of this technology with its hardware and application software solutions.

Character Recognition
As with the scanners, the Company has been developing and providing character recognition since 1968. This recognition has always included the basic in-line recognition of machine printed, handprinted, and mark sense forms. With the introduction of the Series 9000 system, the Company has expanded this recognition to include barcode, patch code, special educational score testing analysis, and special stamp recognition. In addition to these recognition processes, the Company has integrated and developed neural recognition technologies that support both in-line and post capture recognition.

Key-From-Image and Data Entry
The Company has been providing complete hardware and software solutions using Key-From-Image (KFI) and Data Entry since 1976. This KFI and Data Entry solution remains important today, using the latest open network and platform designs with Windows, UNIX, Novell, TCP/IP, NT, and other industry standard components. By combining the high-speed scanning systems with the flexibility of KFI and Data Entry, customers are able to lower their overall data capture and document processing costs while improving the level of data accuracy and availability.

Image Storage and Retrieval
The Company's Image Storage and Retrieval solution is based on industry standards and powerful "best in class" components backed by 30 years of experience in high-volume, mission-critical production systems. The solution is an imaging application development environment that is modular and scaleable in design. Due to an open architecture environment, all data, rules, indexes and workflow processes are maintained in an ODBC-compliant or SQL database product. This allows future migration to more powerful and cost-effective operating systems and hardware platforms as dictated by changing organizational and operational requirements.

Customer Relations with Post Installation Support
30 Years of Customized Software Solutions
The Company has provided customized software support to its customers since 1968. The Company's scanners and assorted network system products provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in healthcare, order entry, government, and transportation. This customized software support enables the Company to provide full production-ready application systems tailored to the customer's specific needs.

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

30 Years of Hardware Support
The Company has been offering service and maintenance support to its broad customer base since 1968. This support is available with either leased or purchased systems in both domestic and international markets. Service is provided through a network of over 100 service centers in North America, the United Kingdom and Germany. The Company provides on-site and on-call service with response times of two hours or less. The Company focuses on comprehensive diagnostic routines, modular designs and preventative maintenance procedures to assure its users of high system availability to perform mission critical applications.

Service revenue accounted for 25%, 32% and 33% of the Company's total revenue for 1997, 1996 and 1995, respectively.

Value Added Engineering Services and Solutions
The Company has been supplying engineering services and solutions to meet customer needs since introducing its first fully integrated solution in 1976. The solutions include scanning, recognition, Key-From-Image, data entry, and communications. During 1993, the Company was selected to develop a prototype system to process medical claims for a healthcare agency in Japan. This system was designed with 36 stacker pockets for sorting forms; expanded paper handling capabilities for light-weight, flimsy forms; high resolution image cameras to permit recognition of complex Japanese kanji characters; and software forms recognition for up to 20,000 different form formats.

The Company has been involved in special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstakes contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. In addition to stamp processing, the Company has been engaged in recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second.

SIGNIFICANT CUSTOMERS

In 1997, the Company derived 39% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. In 1996 and 1995, this same customer accounted for 38% and 31% of consolidated revenues. For more information about this customer, see the Outlook section of Management's Discussion and Analysis.

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

BACKLOG

The backlog for the Company's products and services as of December 31, 1997 was approximately $23,139,000, of which $17,399,000 was backlog for core business. As of December 31, 1996, the backlog was approximately $31,058,000, of which $10,968,000 was for core business. Core business includes all domestic and international orders except those for health claims processing to the Japanese government. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.

MANUFACTURING

Manufacture of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of both standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. Most parts are purchased, including many complex electronic and mechanical sub-assemblies. The Company also purchases major standard components, including low speed scanners, jukeboxes, PCs, printers and servers. An important aspect of the Company's manufacturing activities is its quality control program which uses computer-controlled testing equipment.

The Company has not experienced significant shortages of any components or subassemblies; however, alternate sources for such components and subassemblies have been developed.

COMPETITION

The Company competes with service providers utilizing multiple vendor architectures. The Company differentiates its solutions by offering a total system, including post installation support of hardware and software services. The Company focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company.

PATENTS

The Company currently has five United States patents in force which expire between 2003 and 2013. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms which are used throughout the product lines. In May 1996, the Company submitted a patent application on a software algorithm to improve recognition results through the use of contextual editing. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to IBML for their use in an image transport designed for processing airline tickets.

EMPLOYEES

As of December 31, 1997 the Company employed 324 persons, including 24 with administrative and support responsibilities, 39 in marketing and sales, 113 in software and service activities, 38 in engineering and 110 in production capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.

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

The Series 9000 interfaces with other company products to provide multi-media data entry and image storage and retrieval. During 1994, the Company developed and delivered a network-based scanning, recognition and data entry product - the Series 7000 - which addresses requirements for a distributed solution.

In April 1995, the Company introduced the Model 7800 Scanner. The Model 7800 is the world's fastest full-page image scanner, capable of capturing up to 200 full size pages per minute. It is based on Scan-Optics' high-end, industry proven Series 9000. In April 1996, the model 7800 was recognized at an industry trade show with the "Showstopper Award" for outstanding product.

In August 1995, the Company signed a license agreement to sell and support the ImageEMC product. As part of the agreement, the Company took over support requirements of the currently installed customer base and hired development and support personnel from TCSI Corporation. The product was enhanced to accept images and data from Scan-Optics' scanners. Any enhancements made to the
product are owned by the Company.   This product provides a total solution for
processing healthcare claim forms (HCFA 1500's). The product is a client/server architecture and operates on industry standard hardware and software platforms.

In July 1996, the Company introduced a high-speed neural network based handprint recognition system for use in the Series 9000 scanner. The In-Line Neural Classifier operates at speeds of up to 7500 characters per second while achieving a 50% reject rate reduction and 10% substitution rate reduction over the current handprint recognition engine. The classifier is based on a special neural network algorithm which is resistant to overtraining making it an ideal candidate for character recognition systems.

The Company is focusing its R & D Development on total solutions. In 1997, ImageEMC++ was released. Developed as a result of the Company's experience with many of the nation's leading health insurance and other claim payment companies, ImageEMC++ is a comprehensive business solution designed to efficiently process all the paper forms and other documents these organizations receive. It minimizes the time and labor involved with processing single and multi-part paper health claims, enrollments and other forms as well as correspondence, re-pricing sheets and other general documents.

In 1998, releases of solutions in the government, order entry and transportation markets are expected to be made:

     Scan-Optics' TAXexpress{TM}, an automated image-based tax processing and data capture solution, consists of processing modules to handle income tax, sales tax and other tax returns. It applies the technologies of character recognition, data and image capture, data correction, verification and transfer to a host system, including image workflow and archive capabilities. As a result, TAXexpress{TM} can achieve the principal goal of most tax and revenue departments in implementing an image-based tax processing system.

     Scan-Optics' ORDERexpress{TM} is an automated image-based data capture solution for "club" style order solicitation and order processing. ORDERexpress{TM} provides mark sense, machineprint and handprint recognition, which are integral parts of most reply cards. It also offers processing modules to handle order reply cards, return non-orders, and process payments. This solution eliminates the need to manually sort and separately process orders from non-orders, and name and address changes. Also available are hardware and application software to process mail-out announcements and return order documents and payments.

     Scan-Optics' PROOFexpress{TM} is an automated image-based solution for delivery, data capture and storage and retrieval. It provides processing modules to handle waybills, delivery tickets and other billing documents. It applies the technologies of character recognition, data and image capture, data correction and verification and transfer to a host system. As a result, PROOFexpress{TM} can achieve the principal goal of most billing departments in implementing an image-based storage and retrieval system.

The Company considers product development to be a significant element in maintaining market share. During the years ended December 31, 1997, 1996, and 1995, the Company's research and development expenses were $4,552,000, $4,142,000, and $4,574,000, respectively. Some portion of these amounts were funded under the development agreements described below.

The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products which exploit the Company's core competencies: line of business domain knowledge, professional services, high speed paper handling, document scanning, image enhancement, character recognition, key-from-image and data entry, image storage and retrieval, customer relations and value added engineering services and solutions.

FUNDED DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and other considerations, up to a maximum of 130% of the amount advanced to the Company, were required to be paid based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1996, the Company had repaid $4,738,500, or 100% of the maximum potential obligation.

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

During 1997, the Company entered into a $636,000 product development agreement with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded all revenue related to this development agreement in 1997. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.

GEOGRAPHICAL SEGMENTS

Sales of equipment to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 46 countries and covering six continents. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

The following table sets forth certain information relating to export sales for the three most recent fiscal years ended December 31:



Export sales
(thousands)                   1997             1996              1995
________________________________________________________________________________
(S)
Latin America and
 South America           $  2,207   8%     $    113    1%     $    375    2%
  Europe                       37               433    2%        1,468    9%
  Pacific Rim              24,894  92%       18,281   97%       14,143   89%
                         _______________________________________________________
                         $ 27,138          $ 18,827           $ 15,986
                         =======================================================



Export sales represented 66%, 62% and 58% of net sales for the three years ended December 31, 1997, 1996 and 1995, respectively.


ITEM 2 - PROPERTIES

The Company's world headquarters and manufacturing facility is located in a newly renovated eighty-four thousand square foot, one-story building in Manchester, Connecticut, leased for a term expiring in December 2006. The Company also leases a three thousand square foot sales, support, and research and development facility in Berkeley, California that expires in December 2000.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 1997 to a vote of the stockholders.



EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.

                                                                     Officer
Name                     Age   Principal Occupation:                 Since
________________________________________________________________________________
James C. Mavel           52    Chairman, Chief Executive Officer,
                               President and Director                1996

William H. Cuddy         62    Corporate Secretary                   1984

Marianna C. Emanuelson   36    Vice President -
                               Human Resources                       1997

Richard C. Goyette       46    Vice President -
                               Sales and Marketing                   1996

Clarence W. Rife         58    Vice President -
                               Customer Relations                    1975

John B. Sayre            62    Vice President -
                               Manufacturing                         1988

Michael J. Villano       38    Chief Financial Officer, Vice
                               President and Treasurer               1992



Mr. Mavel joined the Company in January 1996 as President and Chief Operating Officer. In June, 1996, Mr. Mavel became a director of the Company. On December 31, 1996, Mr. Mavel was promoted to President and Chief Executive Officer. In May 1997, Mr. Mavel became the Chairman of the Board of Directors. Prior to joining the Company, from 1992 through 1995, Mr. Mavel was Vice President and General Manager of the Imaging Systems Division of Unisys. From 1991 to 1992, he was Group Vice President of the Financial Information Systems Division of National Data Corporation.

Mr. Cuddy has been a partner in the law firm of Day, Berry and Howard since 1968. He was elected to the position of Corporate Secretary in September 1984.

Mrs. Emanuelson joined the Company in August of 1994, and was elected to the position of Vice President in 1997. She is currently Vice President - Human Resources.

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

Mr. Villano joined the Company in 1986 and in 1988 was named Assistant Controller. In 1989 he was promoted to the position of Controller, in February 1992 was named Vice President and Controller and in March 1994 was named Chief Financial Officer and Vice President. Mr. Villano was appointed Treasurer in May 1997.

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

                                    PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,208 Common stockholders of record at December 31, 1997.

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



Quarter Ended    March 31        June 30        September 30      December 31
               High    Low     High   Low       High     Low      High    Low
________________________________________________________________________________
1997           8       3 1/4   7 3/8  4 11/16   12 3/8   5 1/8    13 1/4  7 1/16
1996           4 5/8   3       5 1/4  3 3/8      4 3/8   3 1/4     4 1/4  3



ITEM 6 - SELECTED FINANCIAL DATA

SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)               1997          1996          1995          1994          1993
------------------------------------------------------------------------------------------------------------
Total Revenues                           $   56,608    $   46,034    $   42,084    $   43,889    $   36,381
                                         ===================================================================

Income (loss) before income taxes        $    5,691    $    3,265    $   (1,327)   $    1,244    $     (932)
  Income taxes (benefit)                        (99)           (9)          (72)          (40)           49
                                         -------------------------------------------------------------------

Net Income (Loss)                        $    5,790    $    3,274    $   (1,255)   $    1,284    $     (981)
                                         ===================================================================


Basic earnings (loss) per share          $      .87    $      .50    $     (.19)   $      .20    $     (.15)
                                         ===================================================================

Basic weighted-average shares             6,632,248     6,530,244     6,512,475     6,457,701     6,345,137


Diluted earnings (loss) per share        $      .82    $      .49    $     (.18)   $      .19    $     (.15)
                                         ===================================================================

Diluted weighted-average shares          $7,070,013     6,715,942     6,620,099     6,872,417     6,511,192


SELECTED BALANCE SHEET DATA
  Total assets                               $ 38,707    $   31,121  $   29,514  $   29,619  $   27,878
  Working capital                            $ 24,643    $   17,318  $   14,239  $   14,015  $   13,135
  Total stockholders' equity                 $ 27,733    $   21,207  $   17,751  $   18,731  $   17,097

The Company has not paid any dividends for the five year period ended December 31, 1997.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Finanical Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the inpact of Statement No. 128, see notes to the consolidated financial statements beginning on page 29.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -- 1997 VS. 1996

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. As such, actual results may differ materially. The ability for Scan-Optics, (the "Company") to achieve the following expectations could be impacted by increased competition or a slowdown in growth within the scanning and imaging market, alternate forms of processing, inability to consummate accretive acquisitions and changes in the economic climates of foreign markets as well as that of the United States. The foregoing factors should not be construed as exhaustive.

In 1997, the Company derived 39% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. Health claims processing systems represent 90% of this revenue. The Company has received orders from this customer for ten image scanning and OCR transports, valued at approximately $6 million, to be delivered in the first quarter of 1998. These orders bring the total health claim processing systems ordered on this contract to ninety-five. The Company's original expectation was for one hundred and fifty systems to be delivered over the contract life. The efficiencies created by the application of the Company's technology will reduce the overall requirements for this contract. This customer is currently evaluating its system requirements going forward. The Company believes that with the continued pressures on the Yen and the objective to reduce the cost of medical fee processing in Japan, the customer is faced with a challenge to continue to improve their efficiency. The Company expects to receive the results from this internal study in the second quarter of 1998. The Company believes that success in achieving the initiatives described below will help offset a foreseen reduction in sales from this customer. The inability of the Company to meet these initiatives may have a materially adverse effect on earnings.

Five major initiatives currently underway are expected to compensate for this anticipated decline in revenues. The first initiative is in the healthcare industry, combining the Company's ImageEMC++ system with its high performance image capture transports, to process HCFA Medicare claim forms as well as other types of medical claim forms. The Company has focused on and has experienced success with this vertical line of business and believes it provides an opportunity for growth. The Company experienced 115% growth in this area in 1997.

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the healthcare, government, transportation, and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in these new markets. Growth of 71% was achieved with this initiative in 1997.

The third initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. Over the next two years, the Company will focus on developing comparably strong relationships in Europe, South America and other Pacific Rim countries. The Company experienced early results of this activity with $2.2 million in business in South America during 1997.

The fourth initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service, manufacturing and custom engineering organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities.

The last initiative is growth through an accretive acquisition or acquisitions. In the fourth quarter of 1997, the Company engaged the services of an investment banking firm to assist in a corporate growth strategy that is focused on the consolidation occurring in the imaging and data capture market. The imaging industry is made up of many smaller companies and management believes achieving greater critical mass will increase the likelihood of growth in the adoption of this technology. With that in mind, the Company is pursuing acquisitions that will utilize its core competencies and will provide immediately accretive earnings. It is the Company's policy not to discuss or comment on negotiations regarding such transactions until a definitive agreement is signed or after circumstances indicate a high degree of probability that a transaction will be consumated, unless the law otherwise requires.

Total revenues increased $10.6 million or 23% from 1996 to 1997.

Net sales increased $11.1 million or 37% from the prior year. The Company's core business sales increased $4.4 million or 26% from 1996 to 1997. The core business includes all domestic and international sales except those for health claims processing to the Japanese government. North American sales increased $2.8 million or 24% and international sales increased $8.3 million or 44% from 1996. International sales in the Pacific Rim showed another year of growth with a sales volume increase of 36% or $6.6 million mainly due to the increase in orders with the Japanese government. Sales to Europe decreased $.4 million as new channels were being established and sales to Latin America increased $2.1 million from 1996 to 1997.

Service revenues decreased $.4 million from 1996 to 1997. Hardware maintenance and support revenue decreased $.3 million due to the replacement of older product lines with current products which require less maintenance than earlier product lines. Professional service revenue decreased $.1 million due to an increase in distributor sales which do not carry a professional service component and also due to the process of transitioning to become a solution provider in the marketplace.

Engineering revenues decreased $.3 million from 1996 to 1997 due to a decline in the funded development contracts from 1996 levels. (See Note G of the Consolidated Financial Statements.)

Cost of sales increased $5.4 million from 1996 to 1997. The increase is directly related to the increase in net sales in 1997. The cost of sales percentage of net sales decreased 4% from 65% in 1996 to 61% in 1997. The decrease is mainly due to continued manufacturing efficiencies achieved from increased production volume, favorable material pricing due to purchasing volumes and quality improvement processes.

Service expenses increased by $.9 million in 1997. Customer service expenses increased $.4 million principally due to an increase in outside services expense and an increase in amortization of customer service parts inventory. Professional service expenses increased $.5 million in 1997 from 1996 mainly due to increases in staffing levels and related fringe benefits and travel expenses.

Sales and marketing expenses increased by $1.8 million in 1997 principally due to an increase in sales staffing levels and associated fringe benefits and
travel expenses.   Commission expense also increased which is reflective of the increase in North American sales. The Company has expanded its sales and marketing organization to increase the coverage in the worldwide marketplace and focus on North American selling efforts in the four targeted lines of business.

Research and development expenses increased $.4 million from 1996 due to increases in outside services and consulting expenses. During 1997 the Company invested in its core technologies of imaging, recognition and paper handling, as well as new "Total Solution" application software.

General and administrative expenses decreased $.2 million in 1997 compared to
the prior year.   The decrease is mainly due to one time 1996 expenses for
legal fees, offset by an increase in expenses due to the Company's focus on investor relations and the establishment of a relationship with an investment banking firm to meet the Company's strategic planning requirements.

Interest expense decreased $.1 million due to the continued decrease in the average outstanding loan balance for 1997, which was $.2 million compared to $1.1 million in 1996.

Year 2000 Compliance
The Company has addressed the compliance issues with its products. All current standard operating systems are in the process of modification to ensure Year 2000 compliance. Application software will be changed at the request of the individual customer on a chargeable basis. Customers of non-current products will be notified that the Company does not plan to modify the operating systems to achieve Year 2000 compliance.

The Company recently put in place a team of individuals to analyze the internal issues associated with the Year 2000 compliance. The costs and effects on financial results of year 2000 compliance are unknown by the Company at this time and are not expected to be material.

RESULTS OF OPERATIONS -- 1996 VS. 1995

Total revenues increased $4.0 million from 1995.

Net sales increased $2.6 million or 9.5% from the prior year. North American sales were relatively flat and international sales increased $2.8 million or
17.8% from 1995.   International sales in the Pacific Rim showed another year of growth from 1995 to 1996. Sales to Japanese distributors increased sales volume in this marketplace by 27% or $4.1 million mainly due to the increase in orders from 1995 levels from the Japanese government. Sales to Latin and South America decreased $.3 million and sales to Europe decreased $1.0 million from 1995 to 1996, due to the absence of a focused sales program.

Service revenues increased $.7 million from 1995 to 1996. Customer hardware service revenue decreased $.2 million due to the replacement of older product lines with current products which require less maintenance than earlier product lines. Software service revenue increased $.9 million due to software becoming a larger component of the customer solution.

Engineering revenues increased $.7 million from 1995 to 1996 due to a new product development agreement completed in the third quarter of 1996. (See Note G of the Consolidated Financial Statements.)

Cost of sales were approximately the same as the 1995 level. However, the cost of sales percentage of net sales decreased 5% from 70% in 1995 to 65% in 1996. This decrease is mainly due to a $1.9 million decrease in manufacturing costs, reflecting the manufacturing efficiencies achieved from increased production and purchasing volumes. Additionally, the Company's required sales discounts decreased due to the completion of two major research and development agreements. (See Note G of the Consolidated Financial Statements.)

Service expenses decreased by $1.1 million in 1996 principally due to a decrease in salaries and fringe benefits resulting from a reduction in the work force in late 1995.

Sales and marketing expenses increased $.3 million in 1996 primarily due to an increase in the accounts receivable reserve.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.1 million from 1996 to 1997 for the reasons discussed below.

At December 31, 1997, the Company had no borrowings outstanding against its $4 million line of credit. The average borrowing level for 1997 was $.2 million compared to $1.1 million for 1996. The change in borrowing level is due in part to the increase in revenue realized in 1997 as well as the benefit of management's focus on expense controls. The Company expects to receive a commitment letter from the bank extending the maturity date of the bank line of credit to May 27, 1999. The line of credit of $4 million ($2 million each for the international and domestic lines) is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. Management believes that the line of credit provides the Company with sufficient financial resources to meet its working capital requirements. (See Note C of the Consolidated Financial Statements.)

Operating activities provided $3.4 million of cash in 1997 compared to $3.1 million in 1996. The increase of $.3 million is mainly attributable to the $5.8 million of net income realized in 1997 compared to the net income of $3.3 million in 1996. The effect of the net income increase was offset by fluctuations in other balance sheet items as discussed below.

Non-cash expenses in 1997 were $3.2 million vs. $3.5 million in 1996. These expenses relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service spare parts inventory, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes.

Net accounts receivable increased $6.4 million from 1996 reflective of the increase in sales volume and scheduled payment terms with certain customers. The increase is also due to a $1.7 million increase in systems currently undergoing acceptance testing. The Company's revenue recognition policy, relating to sales of certain equipment, records revenue upon acceptance of the hardware and related application software.

Total inventories decreased $2.4 million from 1996 levels. Manufacturing inventories decreased $1.9 million during the year mainly due to decreases in work-in-process inventories of $2.3 million and decreases in stockroom inventory of $.7 million due to the Company's focused effort to reduce inventory levels. These decreases were offset by an increase in finished goods inventory of $1.1 million due to the completion of several system orders for delivery in the first quarter of 1998. Customer service inventory decreased $.5 million from 1996, due to focused efforts to manage inventory levels and increased amortization of parts inventory.

A deferred tax asset of $1.0 million and a deferred tax liability of $.5 million were recorded during 1997. (See Note I of the Consolidated Financial Statements.)

Prepaid expenses and other decreased by $.3 million mainly due to the amortization of prepaid engineering costs.

Net plant and equipment decreased $.3 million in 1997. This decrease is mainly due to recorded depreciation of $1.3 million and asset disposals of $.2 million. Offsetting the depreciation were additions of $1.2 million compared to 1996 additions of $2.6 million. A major component of the additions includes $.5 million of capitalized leasehold improvements related to the renovation of facilities in Manchester, Connecticut. Other 1997 additions of $.6 million include the capitalization of engineering and manufacturing test equipment and upgrades of internal network computers. During 1996, $1.2 million of additions was related to the consolidation of facilities in Manchester, Connecticut.

Accounts payable and accrued expenses increased $.1 million from 1996 levels. Although accounts payable decreased $.4 million due to improvements in the just-in-time inventory procurement process, accrued expenses increased $.5 million compared to 1996 levels. The increase in accrued expenses was mainly due to increases in current federal and state taxes.

Customer deposits increased $.2 million reflective of orders which required deposits.

Deferred revenues, net of costs, increased $.7 million from 1996 levels, for systems awaiting acceptance.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors


Stockholders and Board of Directors
Scan-Optics, Inc.


We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                    Ernst & Young LLP


Hartford, Connecticut
January 30, 1998


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              December 31
(thousands, except share data)                         1997                1996
-----------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                        $    4,386        $    1,279
  Accounts receivable less allowance of $104 in
    1997 and $673 in 1996                              15,695             9,262
  Inventories                                          12,547            14,920
  Deferred tax asset                                    1,038
  Prepaid expenses and other                              969             1,274
                                                   ------------------------------
    Total current assets                               34,635            26,735


Plant and equipment:
  Equipment                                            13,355            14,094
  Leasehold improvements                                4,585             3,980
  Office furniture and fixtures                         1,275             1,248
                                                   ------------------------------
                                                       19,215            19,322
  Less allowances for depreciation and
  amortization                                         15,355            15,147
                                                   ------------------------------
                                                        3,860             4,175

Other assets                                              212               211
                                                   ------------------------------

Total Assets                                       $   38,707        $   31,121
                                                   ==============================





                                                        December 31
(thousands, except share data)                   1997                1996
----------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $    2,071        $    2,470
  Notes payable to bank                                                 98
  Salaries and wages                               1,984             1,940
  Taxes other than income taxes                      744               682
  Income taxes                                       533               207
  Customer deposits                                2,565             2,323
  Deferred revenues, net of costs                    734
  Other                                            1,361             1,697
                                              ------------------------------
    Total current liabilities                      9,992             9,417

  Deferred tax liability                             486
  Other liabilities                                  496               497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,218,455 shares in 1997
        and 6,945,701 shares in 1996                 144               139
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        none issued or outstanding
  Capital in excess of par value                  35,025            34,297
  Retained-earnings deficit                       (4,369)          (10,159)
  Foreign currency translation adjustments          (421)             (292)
  Unearned ESOP compensation                                          (132)
                                              ------------------------------
                                                  30,379            23,853
  Less cost of common stock in treasury,
    413,500 shares                                 2,646             2,646
                                              ------------------------------
      Total stockholders' equity                  27,733            21,207
                                              ------------------------------
  Total Liabilities and Stockholders' Equity  $   38,707        $   31,121
                                              ==============================


See accompanying notes.


SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
(thousands, except share data)                1997        1996         1995
-----------------------------------------------------------------------------
Revenues
  Net sales                               $  41,361   $  30,275     $  27,642
  Service revenues                           14,124      14,515        13,846
  Engineering revenues                          876       1,156           463
  Other operating revenues                      247          88           133
                                          ------------------------------------
    Total revenues                           56,608      46,034        42,084

Costs and Expenses
  Cost of sales                              25,066      19,622        19,487
  Service expenses                           10,400       9,544        10,613
  Sales and marketing expenses                7,297       5,502         5,156
  Research and development expenses           4,552       4,142         4,574
  General and administrative expenses         3,737       3,939         3,142
  Interest expense                               14         102           488
                                           -------------------------------------
    Total costs and expenses                 51,066      42,851        43,460
                                          =====================================


Operating income (loss)                       5,542       3,183        (1,376)

Other income, net                               149          82            49
                                          -------------------------------------

Income (loss) before income taxes             5,691       3,265        (1,327)

  Income tax benefit                            (99)         (9)          (72)
                                          -------------------------------------

Net Income (Loss)                         $   5,790   $   3,274     $  (1,255)
                                          =====================================
  Basic earnings (loss) per share         $     .87   $     .50     $    (.19)
                                          =====================================

Basic weighted-average shares             6,632,248   6,530,244     6,512,475

  Diluted earnings (loss) per share       $     .82   $     .49     $    (.18)
                                          =====================================
Diluted weighted-average shares           7,070,013   6,715,942     6,620,099


See accompanying notes.



SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
Foreign
                                                     Capital in  Retained-   Currency     Unearned
                                      Common Stock   Excess of   Earnings  Translation      ESOP      Treasury
(thousands, except share data)       Shares  Amount  Par Value    Deficit  Adjustments  Compensation    Stock     Total
--------------------------------------------------------------------------------------------------------------------------

Balance January 1, 1995            6,905,480 $ 138   $ 34,202   $ (12,178)   $ (388)     $ (397)      $ (2,646)  $ 18,731


  Issuance of common stock upon
    exercise of stock options         29,104     1         69                                               70
  Unearned ESOP compensation
    amortization                                                                            132                       132
  Net loss                                                         (1,255)                              (1,255)
  Foreign currency translation
    adjustments                                                                  73                                    73
--------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995          6,934,584   139     34,271     (13,433)     (315)       (265)        (2,646)    17,751


  Issuance of common stock upon
    exercise of stock options         10,517               26                                                          26
  Unearned ESOP compensation
    amortization                                                                            133                       133
  Net income                                                        3,274                                           3,274
  Foreign currency translation
    adjustments                                                                  23                                    23
--------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996          6,945,101   139     34,297     (10,159)     (292)       (132)        (2,646)    21,207


  Issuance of common stock upon
    exercise of stock options and    273,354     5        728                                                         733
  Unearned ESOP compensation
    amortization                                                                            132                       132
  Net income                                                        5,790                                           5,790
  Foreign currency translation
    adjustments                                                                (129)                                 (129)
--------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1997          7,218,455 $ 144   $ 35,025   $  (4,369)   $ (421)      $   0       $ (2,646)  $ 27,733
==========================================================================================================================


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year Ended December 31
(thousands)                                            1997        1996        1995
-------------------------------------------------------------------------------------
Operating Activities
  Net income  (loss)                                $  5,790    $  3,274    $ (1,255)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                       1,269       1,524       1,214
    Amortization                                       1,396       1,123       1,034
    Provision for losses on accounts receiva             424         711         236
    Provision for inventory obsolescence                 700         127
      Deferred taxes                                    (552)
    Changes in operating assets and liabilities:
      Accounts receivable                             (6,857)        324      (1,409)
      Inventories                                        277      (2,424)       (557)
      Prepaid expenses and other                         305         (13)       (178)
      Accounts payable                                  (399)       (392)         88
      Accrued salaries and wages                          44       1,031        (210)
      Taxes other than income taxes                       62         344         (10)
      Income taxes                                       326          22          10
      Deferred revenues, net of costs                    734                    (30)
      Customer deposits                                  242      (3,577)      3,735
      Other                                             (335)        995        (274)
                                                     --------------------------------
    Net cash provided by operating activities          3,426       3,069       2,394

Investing Activities
  Purchases of plant and equipment                      (954)     (1,890)       (401)
                                                     --------------------------------
    Net cash used by investing activities               (954)     (1,890)       (401)

Financing Activities
  Proceeds from issuance of common stock                 733          26          70
  Proceeds from borrowings                             7,741      22,631      31,777
  Principal payments on borrowings                    (7,839)    (22,838)    (33,737)
                                                     --------------------------------
    Net cash provided (used) by financing
    activities                                           635        (181)     (1,890)

Increase in cash and cash equivalents                  3,107         998         103

Cash and Cash Equivalents at Beginning of Year         1,279         281         178
                                                     --------------------------------
Cash and Cash Equivalents at End of Year             $ 4,386     $ 1,279     $   281
                                                     ================================


Supplemental Cash Flow Information
  Interest paid                                     $     18    $    129    $    502
                                                     ================================
  Income taxes paid                                 $    159    $     26    $     59
                                                     ================================

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- Accounting Policies

Organization: The Company combines technology, experience and expertise to develop cost-effective solutions for applications that include government, healthcare, insurance, transportation and order entry. The Company's systems, software and services are marketed world-wide to commercial and government organizations either directly by the Company sales organization or through distributors. The Company's business is vulnerable to a number of factors beyond its control. These include (1) the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies which may provide alternative solutions, and (5) the stability of sole source suppliers.

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

Revenue Recognition: Revenues from maintenance and certain professional services are recognized as earned. Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance of the hardware and related application software.

Income Taxes: Deferred income taxes are provided for differences between the income tax and the financial reporting bases of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse.

Stock Based Compensation: The Company generally grants stock options to key employees and members of the board of directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123.

Earnings (Loss) Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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

Year 2000 Compliance: The Company has addressed the compliance issues with its products. All current standard operating systems are in the process of modification to ensure Year 2000 compliance. Application software will be changed at the request of the individual customer on a chargeable basis. Customers of non-current products will be notified that the Company does not plan to modify the operating systems to achieve Year 2000 compliance.

The Company recently put in place a team of individuals to analyze the internal issues associated with the Year 2000 compliance. The costs and effects on financial results of year 2000 compliance are unknown by the Company at this time and are not expected to be material.

Reclassifications: Certain 1996 and 1995 amounts have been reclassified to conform to current year presentation.



NOTE B -- INVENTORIES

The components of inventories were as follows:

                                                       December 31
(thousands)                                        1997           1996
----------------------------------------------------------------------
(S)
Finished goods                                 $  2,586       $  1,534
Work-in-process                                   3,823          6,084
Service parts                                     3,807          4,276
Materials and component parts                     2,331          3,026
                                                ----------------------
                                                $12,547        $14,920
                                                ======================


NOTE C -- CREDIT ARRANGEMENTS

The Company has a line of credit agreement (the "Agreement") with a bank which expires on May 28, 1998. The Agreement has two components, a $2 million line (international) guaranteed by the Export-Import Bank of the United States, which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/2% at December 31, 1997); and a $2 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which also bears interest at prime (8 1/2% at December 31, 1997). The weighted average interest rate on borrowings during 1997 and 1996 was 8.8% and 8.6% respectively. The unused portion of the $2 million domestic line is subject to a commitment fee of 1/2% per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The available balance on the total line of credit was $4,000,000 at December 31, 1997.

The Company expects to receive a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 27, 1999 based on the same limitations and covenants in the current Agreement. The commitment letter is subject to the extension of the guarantee by the third party bank on the international line. The Company expects that the guarantee will be extended.

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

At December 31, 1997, the Company had reserved 1,078,886 shares of common stock for the issuance or exercise of stock options. There are no shares reserved for the exercise of warrants.



NOTE E -- COMMON STOCK WARRANTS

At December 31, 1997, there were no warrants outstanding.

                                                Price Per Share      Shares
---------------------------------------------------------------------------
(S)
Warrants outstanding December 31, 1994, 1995    $ 3.63 - $ 5.38      43,000
                                                ===========================

Expired in 1996                                 $ 5.38               25,000
                                                ---------------------------
Warrants outstanding December 31, 1996          $ 3.63               18,000
                                                ===========================

Exercised in 1997                               $ 3.63               18,000
                                                ---------------------------
Warrants outstanding December 31, 1997          $  .00                    0
                                                ===========================




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


The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 1997:

                                                     Number of     Option Price
                                                     Shares        Per share
------------------------------------------------------------------------------------
(S)
Outstanding January 1, 1995 (531,273 exercisable)    774,517      $ 1.50  to  $ 9.63
  Granted                                             91,000        2.13  to    6.00
  Exercised                                          (29,104)       2.00  to    3.25
  Canceled                                           (49,698)       2.00  to    9.25
                                                     -------------------------------
Outstanding December 31, 1995 (587,260 exercisable)  786,715        1.50  to    9.63

1996 Activity
-------------
  Granted                                            124,000       3.25  to     4.75
  Exercised                                          (10,517)      1.50  to     3.25
  Canceled                                           (41,484)      2.13  to     9.63
                                                     -------------------------------
Outstanding December 31, 1996 (567,991 exercisable)  858,714       1.50  to     9.63

1997 Activity
-------------
  Granted                                            217,500       4.68  to     9.19
  Exercised                                         (255,354)      1.50  to     6.00
  Canceled                                            (3,467)      3.38  to     9.63
                                                    --------------------------------
Outstanding December 31, 1997 (679,688 exercisable)  817,393     $ 1.50  to  $  9.19
                                                    ================================



At December 31, 1997 there were 261,493 options available for grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility range of .449 to .786.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period which is 36 months for key employees and 6 months for the Board of Directors. The Company's pro forma information follows:



                                                             DECEMBER 31
(thousands)                                           1997      1996     1995
-------------------------------------------------------------------------------
(S)
Net income, as previously reported                  $  5,790  $ 3,274  $(1,255)
Stock option expense                                     351      211      119
                                                    ---------------------------
Pro forma net income                                $  5,439  $ 3,063  $(1,374)
                                                    ===========================


Basic earnings per share, as previously reported    $    .87  $   .50  $  (.19)
Stock option expense                                     .05      .03      .02
                                                    ---------------------------
Pro forma basic earnings per share                  $    .82  $   .47  $  (.21)
                                                    ===========================


Diluted earnings per share, as previously reported  $    .82  $   .49  $  (.18)
Stock option expense                                     .05      .03      .02
                                                    ---------------------------
Pro forma diluted earnings per share                $    .77  $   .46  $  (.20)
                                                    ===========================



NOTE G -- RESEARCH AND DEVELOPMENT AGREEMENTS

During 1990, the Company entered into two separate agreements for the development of new product technology, which provided a total funding of $3,645,000 over an eighteen month period. Revenues related to these development projects were recorded through 1992, which offset related costs incurred to successfully develop the products. The agreements provide the respective third party with exclusive rights to market the developed product in its geographic market area while the Company will manufacture the product and retain ownership and all other distribution rights. Royalties and sales discounts, up to a maximum of 130% of the amount advanced to the Company, were required based on sales of the new product technology through the termination dates of the agreements, June 30, 1995 and December 31, 1996. As of December 31, 1996, the Company had repaid $4,738,000 or 100% of the maximum potential obligation.

During 1995, the Company entered into $700,000 of product development agreements with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded revenue related to this development agreement of $336,000 in 1995 and $364,000 in 1996. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1997, the Company entered into a $636,000 product development agreement with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded all revenue related to this development agreement in 1997. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

NOTE H -- EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. The Company contributed an amount equal to 50% of the first 4% contributed by the participant in 1997, 1996 and 1995. The Company's contributions to this plan were $215,000, $189,000, and $205,000 for 1997, 1996, and 1995, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company on January 29, 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. At December 31, 1997, all shares had been allocated. In 1997, 1996, and 1995 the expenses related to the Plan were $132,481 each year. The Company, at its discretion may make annual allocations to the Plan in the future.

NOTE I -- INCOME TAXES

At December 31, 1997, the Company has approximately $3,800,000 of net operating loss carryforwards for foreign income tax purposes which are scheduled to expire periodically between 1998 and 2005. At December 31, 1996, the Company had approximately $5,300,000, $4,300,000 and $2,900,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively. The net operating loss carryforwards for federal and state purposes were utilized during 1997. For financial reporting purposes a valuation allowance has been recorded for 1997 to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences. In 1996, the valuation allowance was recorded to offset all of the deferred tax assets related to the carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                          December 31
(thousands)                                           1997          1996
-------------------------------------------------------------------------
(S)
 Deferred tax assets:
   Net operating losses                             $ 1,479       $ 3,108
   Depreciation                                          92           106
   Inventory valuation                                  275           101
   Deferred revenue                                     130
   Accounts receivable reserves                          36           231
   Revenue recognition                                  347            13
   Vacation accrual                                     193           245
   Other                                                287           258
                                                    ---------------------
      Total deferred tax assets                       2,839         4,062

 Deferred tax liabilities:
   Depreciation and other                              (486)         (390)
   Sales type lease                                                   (73)
   Inventory                                            (80)         (156)
                                                    ----------------------
      Total deferred tax liabilities                   (566)         (619)

Valuation allowance                                  (1,721)       (3,443)
                                                    ----------------------
      Net deferred taxes                            $   552       $     0
                                                    ======================




For financial reporting purposes, income (loss) before income taxes is set forth in the following tabulation:

                                              Year Ended December 31
(thousands)                             1997          1996           1995
--------------------------------------------------------------------------
(S)
Domestic                              $ 6,649       $ 4,523       $  (407)
Foreign                                  (958)       (1,258)         (920)
                                      ------------------------------------
Income (loss) before income taxes     $ 5,691       $ 3,265       $(1,327)
                                      ====================================




Income taxes (benefit) are summarized as follows:

                                                Year Ended December 31
(thousands)                                 1997         1996        1995
--------------------------------------------------------------------------
(S)
Currently payable (refundable):
 Federal                                   $  418
 State                                         68       $   60      $  60
 Foreign                                      (33)         (69)      (132)
                                           -------------------------------
Total current payable (refundable)         $  453       $   (9)     $ (72)
                                           ===============================
Deferred payable (refundable):
 Federal                                   $ (491)
 State                                        (61)
 Foreign
                                           -------------------------------
Total deferred payable (refundable)        $ (552)
                                           ===============================

Total income taxes (benefit)               $  (99)      $   (9)     $ (72)
                                           ===============================





A reconciliation of the statutory tax rate to the effective rate is as follows:

                                                    Year Ended December 31
                                                 1997        1996        1995
------------------------------------------------------------------------------
(S)
Statutory federal income tax rate                 34%         34%        (34%)
  State income taxes, net of federal benefit                   2           5
  Foreign sales corporation benefit               (5)
  Foreign income taxes (benefit)                  (1)         (2)        (10)
  Net operating loss carryforward
   (benefit) limitation                          (30)        (34)         34
                                                  -----------------------------
Effective tax rate                                (2)%         0%         (5%)
                                                  =============================




NOTE J -- LEASE COMMITMENTS

The Company's principal lease commitments are for its corporate office and manufacturing facility in Manchester, Connecticut and its research and development facility in Berkeley, California. The Manchester lease expires on December 31, 2006 and the Berkeley lease expires on December 31, 2000. Minimum rental payments for all noncancelable leases which are operating leases with terms equal to or in excess of one year as of December 31, 1997 are as follows:




                                                        Operating
(thousands)                                             Leases
------------------------------------------------------------------
       1998                                             $    531
       1999                                                  481
       2000                                                  385
       2001                                                  334
       2002                                                  332
       Thereafter                                          1,417
                                                        --------

       Total minimum lease payments                     $  3,480
                                                        ========





Rental expense for the years ended December 31, 1997, 1996, and 1995 was $580,000, $678,000, and $887,000, respectively.


NOTE K -- CONTINGENCIES

There are certain claims pending against the Company which arose in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.


NOTE L -- SEGMENT INFORMATION



Export sales by geographic area were as follows:


                                               Year Ended December 31
(thousands)                               1997          1996          1995
---------------------------------------------------------------------------
(S)
Latin America and South America        $  2,207      $    113     $     375
Europe                                       37           433         1,468
Pacific Rim                              24,894        18,281        14,143
                                       ------------------------------------
                                       $ 27,138      $ 18,827     $  15,986
                                       ====================================



In 1997, 1996 and 1995, one customer accounted for approximately 39%, 38% and 31% of consolidated revenues, respectively.

NOTE M -- BILL AND HOLD TRANSACTIONS

Revenue relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance of the related application software. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer. Revenues recorded during 1997 and 1996 included bill and hold transactions of $12.1 million and $10.8 million, respectively. Accounts receivable included bill and hold receivables of $4.7 million and $4.9 million at December 31, 1997 and 1996, respectively.


NOTE N -- EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                        December 31
                                              1997         1996          1995
                                          --------------------------------------
(S)
Numerator:
   Net Income (loss)                      $   5,790     $   3,274     $  (1,255)
                                          ======================================

Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)    6,632,248     6,530,244     6,512,475

   Effect of dilutive securities:
      Employee stock options                437,765       185,698       107,624

   Denominator for diluted earnings
    per share (adjusted weighted-
    average shares and assumed
    conversions)                          7,070,013     6,715,942     6,620,099
                                          ======================================

Basic earnings (loss) per share           $     .87     $     .50     $    (.19)
                                          ======================================

Diluted earnings (loss) per share         $     .82     $     .49     $    (.18)
                                          ======================================


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included, under the caption "Governance of the Company", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included, under the caption "Share Ownership of Management", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included, under the caption "Certain Transactions", in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

           (1)  Report of Independent Auditors:

                Consolidated Balance Sheets at December 31, 1997 and 1996

                Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                Notes to Consolidated Financial Statements - December 31, 1997

           (2) The following consolidated financial statement schedule is included in Item 14(a):

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

       * +10.3    The Scan-Optics, Inc. 1987 Incentive and Non-
                  Qualified Stock Option Plan included in Exhibit B in the Company's Proxy statement dated April 16, 1987 for the Annual Meeting of Stockholders held on May 19, 1987.

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

         +10.9 Amendment No. 1 to Employment Agreement, dated as of December 31, 1996, between Scan-Optics, Inc. and Richard I. Tanaka.

         +10.10 Employment agreement, effective as of December 31, 1996, between Scan-Optics, Inc. and James C. Mavel.

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

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed for the quarter ended December 31, 1997.

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

                               SCAN-OPTICS, INC.
                                    Registrant
                                    By: /s/ James C. Mavel
                                        James C. Mavel
                                        Chairman, Chief Executive Officer,
                                        President and Director
                                        Date:    February 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ James C. Mavel
James C. Mavel                      Chairman, Chief Executive Officer,
                                    President and Director
                                    (Principal Executive Officer)
                                    Date:    February 23, 1998


/s/ Michael J. Villano
Michael J. Villano                  Chief Financial Officer and Vice President
                                    (Principal Financial and Accounting Officer)
                                    Date:    February 23, 1998


/s/ Logan Clarke, Jr.
Logan Clarke, Jr.                   Director February 23, 1998

/s/ Richard J. Coburn
Richard J. Coburn                   Director February 23, 1998

/s/ E. Bulkeley Griswold
E. Bulkeley Griswold                Director February 23, 1998

/s/ Lyman C. Hamilton, Jr.
Lyman C. Hamilton, Jr.              Director February 23, 1998

/s/ Robert H. Steele
Robert H. Steele                    Director February 23, 1998


A majority of the Directors



                                                                     SCHEDULE II


                                       SCAN-OPTICS, INC. AND SUBSIDIARIES
                                        VALUATION AND QUALIFYING ACCOUNTS
                              THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                 (thousands)

COLUMN A              COLUMN B          COLUMN C          COLUMN D     COLUMN E
                                 ----------------------
                                        Additions
                                 ----------------------
                     Balance at  Charged to  Charged to               Balance at
                     Beginning   Costs and      Other                    End of
Description          of Period   Expenses     Accounts   Deductions(1)   Period
--------------------------------------------------------------------------------
Year ended
December 31, 1997:    $  673      $  424                   $   993       $  104
 Reserve for doubtful
 accounts

Year ended
December 31, 1996:    $  413      $  711                   $   451       $  673
 Reserve for doubtful
 accounts

Year ended
December 31, 1995:    $  279      $  236                   $   102       $  413
 Reserve for doubtful
 accounts


(1)  Uncollectible accounts written off, net of recoveries


EXHIBIT 23 -- CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-37253, Form S-8 No. 33-37829, Form S-8 No. 33-16362, Form S-8
No. 2-93268 and Form S-8 No. 2-65503) of Scan-Optics, Inc. of our report dated January 30, 1998, with respect to the consolidated financial statements and schedule of Scan-Optics, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1997.







                                                              Ernst & Young LLP


Hartford, Connecticut
February 20, 1998