Form 10-K/A
period 1997-12-31
SCAN OPTICS INC
filed 1998-03-09
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $53,687,259 as of February 20, 1998.

The number of shares of common stock, $.02 par value, outstanding as of February 20, 1998 was 7,218,455.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SCAN-OPTICS, INC.
                                    Registrant
                                    By: /s/ James C. Mavel
                                        James C. Mavel
                                        Chairman, Chief Executive Officer,
                                        President and Director
                                        Date:    March 4, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ James C. Mavel
James C. Mavel                     Chairman, Chief Executive Officer,
                                   President and Director
                                   (Principal Executive Officer)
                                   Date:    March 4, 1998


/s/ Michael J. Villano
Michael J. Villano                 Chief Financial Officer, Vice President
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)
                                   Date:    March 4, 1998


/s/ Logan Clarke, Jr.
Logan Clarke, Jr.                  Director March 4, 1998


/s/ Richard J. Coburn
Richard J. Coburn                  Director March 4, 1998


/s/ E. Bulkeley Griswold
E. Bulkeley Griswold               Director March 4, 1998


Lyman C. Hamilton, Jr.             Director March 4, 1998


Robert H. Steele                   Director March 4, 1998

A majority of the Directors