Form 10-Q
period 1998-03-31
SCAN OPTICS INC
filed 1998-05-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 1998
                                     ---------------------

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

   For the transition period from ___________________ to _____________________


Commission File No.     0-5265
                       --------

                               SCAN-OPTICS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     06-0851857
----------------------------------      --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

169 Progress Drive, Manchester, CT                      06040
----------------------------------      --------------------------------------
(Address of principal executive                        Zip Code
 offices)

                                 (860) 645-7878
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of May 11, 1998 was 7,368,349.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                March 31, 1998   December 31, 1997
                                               (UNAUDITED)
------------------------------                --------------   -----------------
Assets
Current Assets:
  Cash and cash equivalents                   $   4,947        $    4,386
  Accounts receivable less allowance of
    $104 at March 31, 1998 and $104 at
    December 31, 1997                            13,802            15,695
  Inventories                                     9,769            12,547
  Deferred taxes                                    820             1,038
  Prepaid expenses and other                        651               969
                                              ----------------------------------
  Total current assets                           29,989            34,635


Plant and equipment:
  Equipment                                      13,205            13,355
  Leasehold improvements                          4,563             4,585
  Office furniture and fixtures                   1,267             1,275
                                              ----------------------------------
                                                 19,035            19,215
Less allowances for depreciation
  and amortization                               15,316            15,355
                                              ----------------------------------
                                                  3,719             3,860
Other assets                                        212               212
                                              ----------------------------------
Total Assets                                  $  33,920        $   38,707
                                              ==================================




(thousands, except share data)                March 31, 1998   December 31, 1997
                                               (UNAUDITED)
------------------------------                --------------   -----------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                               $   1,293        $    2,071
 Salaries and wages                                   938             1,984
 Taxes other than income taxes                        370               744
 Income taxes                                         234               942
 Customer deposits                                    291             2,565
 Deferred revenues, net of costs                      647               734
 Other                                                878               952
                                                 -------------------------------
 Total current liabilities                          4,651             9,992

 Deferred taxes                                       510               486
 Other liabilities                                    497               496


Stockholders' Equity
 Preferred stock, par value $.02 per share,
   authorized 5,000,000 shares; none
   issued or outstanding
 Common stock, par value $.02 per share,
   authorized 15,000,000 shares;
   issued, 7,236,789 shares at March 31, 1998
   and 7,218,455 shares at December 31, 1997          145               144
 Common stock Class A Convertible, par
   value $.02 per share, authorized 3,000,000
   shares; available for issuance 2,145,536 shares;
   none issued or outstanding
 Capital in excess of par value                    35,088            35,025
 Retained-earnings deficit                         (3,941)           (4,369)
 Foreign currency translation adjustments            (384)             (421)
                                                --------------------------------
                                                   30,908            30,379
 Less cost of common stock in treasury,
   413,500 shares                                   2,646             2,646
                                                --------------------------------
 Total stockholders' equity                        28,262            27,733
                                                --------------------------------
 Total Liabilities and Stockholders' Equity     $  33,920        $   38,707
                                                ================================


See accompanying notes.




SCAN-OPTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31
(thousands, except share data)                          1998          1997
--------------------------------------------------------------------------------
Revenues
  Net sales                                          $    8,538    $    9,068
  Service revenues                                        4,256         3,329
  Engineering revenues                                       67            16
  Other operating revenues                                   31            17
                                                     ---------------------------
  Total revenues                                         12,892        12,430


Costs and Expenses
  Cost of sales                                           5,740         5,506
  Service expenses                                        2,725         2,556
  Sales and marketing expenses                            1,609         1,616
  Research and development expenses                       1,231         1,173
  General and administrative expenses                       944           907
  Interest expense                                                         22
                                                     ---------------------------
  Total costs and expenses                               12,249        11,780
                                                     ---------------------------
Operating income                                            643           650
Other income, net                                            61            25
                                                     ---------------------------
Income before income taxes                                  704           675

  Income taxes                                              276            57
                                                     ---------------------------
Net Income                                           $      428    $      618
                                                     ===========================
Basic earnings per share                             $      .06    $      .09
                                                     ===========================
Basic weighted-average shares                         6,812,689     6,560,754

Diluted earnings per share                           $      .06    $      .09
                                                     ===========================
Diluted weighted-average shares                       7,149,461     6,967,757


See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended
                                                   March 31
(thousands)                                          1998              1997
--------------------------------------------------------------------------------
[S]                                               [C]               [C]
Operating Activities
  Net income                                      $     428         $     618
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                        298               300
    Amortization                                        402               337
    Provision for losses on accounts receivable                           327
    Provision for inventory obsolescence                                  350
    Deferred taxes                                      242
    Changes in operating assets and liabilities:
      Accounts receivable                             1,893               118
      Inventories                                     2,376              (113)
      Prepaid expenses and other                        318              (143)
      Accounts payable                                 (778)             (266)
      Accrued salaries and wages                     (1,046)             (877)
      Taxes other than income taxes                    (374)             (231)
      Income taxes                                     (708)              (42)
      Deferred revenues, net of costs                   (87)
      Customer deposits                              (2,274)             (885)
      Other                                             (36)             (230)
                                                   ----------------------------
    Net cash provided (used) by operating
     activities                                         654              (737)

Investing Activities
  Purchases of plant and equipment                     (157)             (242)
                                                   ----------------------------
    Net cash used by investing activities              (157)             (242)

Financing Activities
  Proceeds from issuance of common stock                 64               142
  Proceeds from borrowings                                              4,369
  Principal payments on borrowings                                     (4,467)
                                                   ----------------------------
    Net cash provided by financing activities            64                44

Increase (Decrease) in cash and cash equivalents        561              (935)

Cash and Cash Equivalents at Beginning of Year        4,386             1,279
                                                   ----------------------------
Cash and Cash Equivalents at End of Period       $    4,947        $      344
                                                   ============================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For Quarter Ended March 31, 1998


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain 1997 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                        March 31    December 31
(THOUSANDS)                              1998           1997
------------------------------------------------------------------
Finished goods                        $   1,413    $  2,586
Work-in-process                           2,639       3,823
Service parts                             3,524       3,807
Materials and component parts             2,193       2,331
                                       --------     -------
                                      $   9,769    $ 12,547
                                       ========     =======

NOTE 3 - Credit Arrangements

The Company has a line of credit agreement (the "Agreement") with a bank which expires on May 28, 1998. The Agreement has two components, a $2 million line (international) guaranteed by the Export-Import Bank of the United States, which is collateralized by international accounts receivable and inventory, and which bears interest at prime (8 1/4 % at March 31, 1998); and a $2 million line (domestic) which is collateralized by domestic accounts receivable and inventory, and which also bears interest at prime (8 1/4 % at March 31, 1998). There were no borrowings during the first quarter of 1998, and during the first quarter of 1997, the weighted average interest rate on borrowings was 8.7%. The unused portion of the $2 million domestic line is subject to a commitment fee of 1/2 % per annum. Borrowings under the Agreement are subject to various limitations based upon percentages of eligible receivables and inventories of the Company. In addition, the Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The available balance on the total line of credit was $4 million as of March 31, 1998.

The Company expects to receive a commitment letter from the bank extending the maturity date of the outstanding line of credit to May 27, 1999, based on the same limitations and covenants in the current Agreement. The commitment letter is subject to the extension of the guarantee by the third party bank on the international line. The Company expects that the guarantee will be extended.


NOTE 4 - Income Taxes

At March 31, 1998, the Company has approximately $3,900,000 of net operating loss carryforwards for foreign income tax purposes which are scheduled to expire periodically between 1998 and 2005. At March 31, 1997, the Company had approximately $5,000,000, $4,100,000 and $2,600,000 of net operating loss carryforwards for federal, state and foreign income tax purposes, respectively. The net operating loss carryforwards for federal and state purposes were utilized during 1997. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 1998 to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences. In 1997, the valuation allowance was recorded to offset all of the deferred tax assets related to the carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows :

                                                March 31     December 31
(THOUSANDS)                                       1998          1997
--------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                       $   1,520      $   1,479
   Depreciation                                      92             92
   Inventory valuation                              290            275
   Deferred revenue                                 103            130
   Accounts receivable reserves                      38             36
   Revenue recognition                              261            347
   Vacation accrual                                 232            193
   Other                                            150            287
                                               --------        -------
      Total deferred tax assets                   2,686          2,839

 Deferred tax liabilities:
   Depreciation and other                          (516)          (486)
   Inventory                                        (74)           (80)
                                               --------        -------
Total deferred tax liabilities                     (590)          (566)

 Valuation allowance                             (1,786)        (1,721)
                                               --------        -------
   Net deferred taxes                         $     310      $     552
                                               ========        =======



NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              March 31       March 31
                                                1998           1997
------------------------------------------------------------------------
Numerator:
   Net income                                 $     428      $     618
                                              =========      =========

Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)        6,812,689      6,560,754

   Effect of dilutive securities:
      Employee stock options                    336,772        407,003

   Denominator for diluted earnings
   per share (adjusted weighted-average       ---------      ---------
   shares and assumed conversions)            7,149,461      6,967,757
                                              =========      =========


Basic earnings per share                      $     .06      $     .09
                                              =========      =========
Diluted earnings per share                    $     .06      $     .09
                                              =========      =========

NOTE 6 - Year 2000 Compliance

The Company has addressed the Year 2000 compliance issues with its products.
All current standard operating systems are in the process of modification to ensure Year 2000 compliance. Application software will be changed at the request of the individual customer on a chargeable basis. Customers of non-current products will be notified that the Company does not plan to modify the operating systems to achieve Year 2000 compliance.

The Company is in the early stages of implementing a fully compliant Enterprise
Resource Planning system as a replacement for the current manufacturing and financial reporting system. This implementation is scheduled to be completed by the second quarter of 1999 and will eliminate the potential information technology internal risks associated with the Year 2000 compliance. A team of individuals is analyzing other potential areas of risk associated with Year
2000 compliance. The costs and effects of these areas are unknown by the Company at this time but are not expected to be material.


NOTE 7 - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board
Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components;
however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which were reported separately in shareholders' equity prior to adoption, to be included in other comprehensive income.

The components of comprehensive income, net of related tax, for the three-months ended March 31, 1998 and 1997 are as follows:

                                                March 31      March 31
(THOUSANDS)                                       1998          1997
-----------------------------------------------------------------------
Net income                                    $     428      $     618
   Foreign currency translation adjustments          22            (51)
                                               --------       --------

   Comprehensive income                       $     450      $     567
                                               ========       ========

The components of accumulated comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                                March 31     December 31
(THOUSANDS)                                       1998          1997
-------------------------------------------------------------------------
Foreign currency translation adjustments      $   (382)      $   (404)
                                               --------       --------
Accumulated comprehensive income              $   (382)      $   (404)
                                               ========       ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 VS. 1997

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

In 1997, the Company derived 39% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. Health claims processing systems represented 90% of this revenue. The Company completed its order of ten high-volume scanning systems for this customer in the first quarter of 1998. This order brings the total health claims processing systems ordered on this contract to ninety-five. The Company's original expectation was for one hundred and fifty systems to be delivered over the contract life. The efficiencies created by the application of the Company's technology will reduce the overall requirements for this contract. This customer is currently evaluating its system requirements going forward. The Company believes that with the continued pressures on the Yen and the objective to reduce the cost of medical fee processing in Japan, the customer is faced with a challenge to continue to improve its efficiency. The Company expects to receive the results from this internal study in the second half of 1998. The Company believes that success in achieving the initiatives described below will help offset a foreseen significant reduction in sales from this customer for the balance of 1998 as compared to 1997. The inability of the Company to meet these initiatives may have a materially adverse effect on earnings.

Five major initiatives currently underway are expected to help compensate for this anticipated decline in revenues. The first initiative is in the healthcare industry, combining the Company's ImageEMC++ system with its high performance image capture transports, to process HCFA Medicare claim forms as well as other types of medical claim forms. The Company has focused on and has experienced success with this vertical line of business and believes it provides an opportunity for growth.

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the healthcare/insurance, government/tax, transportation, and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in these new markets.

The third initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. Over the next two years, the Company will focus on developing comparably strong relationships in Europe, Latin America and other Pacific Rim countries.

The fourth initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that its hardware service, manufacturing and custom engineering organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities. During the first quarter of 1998, the Company achieved favorable results from this initiative by executing its first contract manufacturing relationship under an agreement to manufacture secured access systems for RAPOR, and through an agreement with Docutronix, Inc., that leverages the services of the Company's field service personnel.

The last initiative is growth through an accretive acquisition(s). In the fourth quarter of 1997, the Company engaged the services of an investment banking firm to assist in a corporate growth strategy that is focused on the consolidation occurring in the imaging and data capture market. The imaging industry is made up of many smaller companies and management believes achieving greater critical mass will increase the likelihood of growth in the adoption of this technology. With that in mind, the Company is pursuing acquisitions that will utilize its core competencies and will provide immediately accretive earnings. It is the Company's policy not to discuss or comment on negotiations regarding such transactions until a definitive agreement is signed or after circumstances indicate a high degree of probability that a transaction will be consummated, unless the law otherwise requires.

Total revenues increased $.5 million or 4% from the first quarter of 1997 to the first quarter of 1998.

Net sales decreased $.5 million or 6% in the first quarter of 1998 compared with the first quarter of 1997. International sales increased $.4 million or 7% due to an increase in the number of systems sold to the Japanese health agency. North American sales decreased $.9 million or 34% for the same period due to delay of a contract which the Company expects to receive in the second quarter of 1998.

Service revenues increased $.9 million compared to the same period in 1997. Hardware maintenance and support revenue decreased $.2 million mainly due to the replacement of older product lines with current products which require less maintenance than the earlier product lines. Professional services revenue increased $1.1 million or 235% reflecting the Company's growth in the solutions marketplace.

Cost of sales increased $.2 million from the first quarter of 1997. Cost of sales as a percentage of net sales was 67% for the first quarter of 1998, compared to 61% in the prior year. These increases are due to a change in the overall sales mix.

Service expenses increased $.2 million in the first quarter of 1998 compared with the respective period of 1997. Professional service expenses increased $.2 million mainly due to increases in headcount and travel related expenses. This increase indicates the Company's continued focus on growth in the solutions marketplace.

Research and development expenses increased $.1 million from the first quarter of 1997 to the first quarter of 1998 mainly due to consulting expenses required to augment staff levels for short term projects near completion.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1998 increased $.6 million from December 31, 1997.

As of March 31, 1998, the Company had no borrowings outstanding against its $4 million line of credit. The Company expects to receive a commitment letter from the bank extending the maturity date of the bank line of credit to May 27, 1999. The line of credit of $4 million ($2 million each for the international and domestic lines) is reflective of the Company's current cash availability and projected cash flow requirements for the next twelve months. Management believes that the line of credit provides the Company with sufficient financial resources to meet its working capital requirements. (See Note 3 for further details.)

Operating activities provided $.7 million of cash in the first three months of 1998.

Non-cash expenses recorded during the quarter were $.9 million vs. $1.3 million for the same period in 1997. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes.

Net accounts receivable decreased $1.9 million during the first quarter of the year due to collections on 1997 sales.

Total inventories decreased $2.8 million in the first quarter of 1998. Total manufacturing inventories decreased $2.5 million from the beginning of the year due to reductions in raw materials of $.1 million, reductions in work-in-process inventory of $1.2 million as well as decreases in finished goods inventory of $1.2 million due to the completion and delivery of several system orders in the first quarter of 1998 and the Company's focus on reducing inventory levels. Customer service inventories decreased by $.3 million in the first quarter mainly due to the amortization of parts inventory.

Deferred taxes decreased $.2 million during the first quarter due to the tax timing differences generated from first quarter activity. (See Note 4 for further details.)

Prepaid expenses and other decreased by $.3 million during the first three months of the year mainly due to the amortization of prepaid engineering costs.

Net plant and equipment decreased $.1 million during the first quarter of 1998 mainly due to $.3 million of depreciation expense recorded during the first three months of the year. The depreciation expense was offset by additions of $.2 million for the capitalization of leasehold improvements related to the renovation of facilities in Manchester, Connecticut, and for upgrades of internal network computers.

Accounts payable decreased $.8 million from December 31, 1997 due to improvements in the just-in-time inventory procurement process.

Accrued salaries and wages decreased $1 million during the first quarter of 1998 reflecting the disbursement of the 1997 incentive compensation of $.9 million.

Taxes other than income taxes decreased $.4 million due to the remittance of sales tax incurred on fourth quarter 1997 sales.

Income taxes decreased $.7 million due to the payment of 1997 estimated income tax liability.

Customer deposits decreased $2.3 million from December 31, 1997, mainly due to the acceptance of the Japanese health claims processing systems, recognized in revenue during the first quarter of 1998, which had included substantial deposits.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                   For the Three Months Ended March 31, 1998


No reports on Form 8-K were filed during the first three months of 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                  (Registrant)




Date      MAY 14, 1998     /s/ James C. Mavel
                           James C. Mavel
                           Chairman, Chief Executive Officer,
                           President and Director



Date      MAY 14, 1998     /s/ Michael J. Villano
                           Michael J. Villano
                           Chief Financial Officer,
                           Vice President and Treasurer