Form 10-Q
period 1998-06-30
SCAN OPTICS INC
filed 1998-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 1998
                                 -------------

(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                to
                                 -----------      -------------


Commission File No.   0-5265
                    ----------


                               SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 06-0851857
-------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


   169 Progress Drive, Manchester, CT                    06040
-------------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code


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


The number of shares of common stock, $.02 par value, outstanding as of August 10, 1998 was 7,369,682.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                   June 30, 1998   December 31,
1997
-----------------------------------------------------------------------------------
                                                  (UNAUDITED)

Assets
Current Assets:
  Cash and cash equivalents                        $  1,473        $   4,386
  Accounts receivable less allowance of $767 at
   June 30, 1998 and $104 at December 31, 1997       14,125           16,167
  Inventories                                        10,134           12,547
  Deferred taxes                                        855            1,038
  Prepaid expenses and other                          1,332              969
                                                   --------------------------
    Total current assets                             27,919           35,107


Plant and equipment:
  Equipment                                          14,614           13,355
  Leasehold improvements                              4,563            4,585
  Office furniture and fixtures                       1,266            1,275
                                                   --------------------------
                                                     20,443           19,215
Less allowances for depreciation and amortization    16,552           15,355
                                                   --------------------------
                                                      3,891            3,860

Goodwill                                             12,600
Other assets                                            825              212
                                                   --------------------------
Total Assets                                       $ 45,235        $  39,179
                                                   ==========================




(thousands, except share data)                   June 30, 1998   December 31,
1997
-----------------------------------------------------------------------------------
                                                  (UNAUDITED)

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $  1,888         $  2,071
  Notes payable to bank                               8,283
  Salaries and wages                                  1,335            1,984
  Taxes other than income taxes                         794              744
  Income taxes                                                           942
  Customer deposits                                     145            2,565
  Deferred revenues, net of costs                     1,290            1,206
  Other                                               1,010              952
                                                   --------------------------
    Total current liabilities                        14,745           10,464

  Deferred taxes                                        466              486
  Other liabilities                                     897              496

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
    issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
    issued, 7,368,349 shares at June 30, 1998
    and 7,218,455 shares at December 31, 1997           147              144
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
    shares; available for issuance 2,145,536
    shares; none issued or outstanding
  Capital in excess of par value                     35,494           35,025
  Retained-earnings deficit                          (3,488)          (4,369)
  Foreign currency translation adjustments             (380)            (421)
                                                   --------------------------
                                                     31,773           30,379
  Less cost of common stock in treasury,
    413,500 shares                                    2,646            2,646
                                                   --------------------------
      Total stockholders' equity                     29,127           27,733
                                                   --------------------------
  Total Liabilities and Stockholders' Equity       $ 45,235         $ 39,179
                                                   ==========================

See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
(thousands, except share data)          1998       1997         1998      1997
--------------------------------------------------------------------------------
Revenues
  Net sales                         $   5,487  $  10,385    $  14,025  $ 19,453
  Service revenues                      3,900      3,540        8,156     6,885
  Engineering revenues                     33                     100        16
  Other operating revenues                284        136          315       137
                                    --------------------------------------------
    Total revenues                      9,704     14,061       22,596    26,491

Costs and Expenses
  Cost of sales                         2,367      6,417        8,106    12,087
  Service expenses                      2,984      2,522        5,914     5,078
  Sales and marketing expenses          1,566      1,684        2,919     3,300
  Research and development expenses     1,235      1,089        2,519     2,098
  General and administrative expenses     869        967        1,812     1,874
  Interest expense                         15          2           15        24
                                    --------------------------------------------
    Total costs and expenses            9,036     12,681       21,285    24,461
                                    --------------------------------------------
Operating income                          668      1,380        1,311     2,030

Other income, net                          74         22          135        47
                                    --------------------------------------------
Income before income taxes                742      1,402        1,446     2,077

Income taxes                              289         61          565       118
                                    --------------------------------------------
Net Income                          $     453  $   1,341   $      881 $   1,959
                                    ============================================
Basic earnings per share            $     .07  $     .20   $     .13  $     .30
                                    ============================================
Basic weighted-average shares       6,956,478  6,576,347   6,884,584  6,568,551

Diluted earnings per share          $     .06  $     .19   $     .12  $     .28
                                    ============================================
Diluted weighted-average shares     7,130,938  6,941,029   7,140,200  6,954,393


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                               June 30
(thousands)                                             1998              1997
--------------------------------------------------------------------------------
Operating Activities
  Net income                                         $    881          $  1,959
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                          600               622
    Amortization                                          801               672
    Provision for losses on accounts receivable           663               324
    Provision for inventory obsolescence                                    350
    Deferred taxes                                        163
    Changes in operating assets and liabilities:
      Accounts receivable                               1,678            (2,797)
      Inventories                                       1,612               842
      Prepaid expenses and other                         (363)             (232)
      Accounts payable                                   (183)             (139)
      Accrued salaries and wages                         (649)             (546)
      Taxes other than income taxes                        50              (194)
      Income taxes                                       (942)                2
      Deferred revenues, net of costs                    (215)
      Customer deposits                                (2,420)             (991)
      Other                                              (113)               (1)
                                                     ---------------------------
    Net cash provided (used) by operating activities    1,563              (129)

Investing Activities
  Business acquisitions                               (12,600)
  Purchases of plant and equipment                       (631)             (682)
                                                     ---------------------------
    Net cash used by investing activities             (13,231)             (682)

Financing Activities
  Proceeds from issuance of common stock                  472               141
  Proceeds from borrowings                              8,285             6,652
  Principal payments on borrowings                         (2)           (6,750)
                                                     ---------------------------
    Net cash provided by financing activities           8,755                43

Decrease in cash and cash equivalents                  (2,913)             (768)

Cash and Cash Equivalents at Beginning of Year          4,386             1,279
                                                     ---------------------------
Cash and Cash Equivalents at End of Period           $  1,473          $    511
                                                     ===========================



See accompanying notes.

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain 1997 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                        June 30       December 31
(thousands)                               1998           1997
------------------------------------------------------------------
Finished goods                         $  2,708       $  2,586
Work-in-process                           2,242          3,823
Service parts                             3,250          3,807
Materials and component parts             1,934          2,331
                                        -------        -------
                                       $ 10,134       $ 12,547
                                        =======        =======

NOTE 3 - Acquisition Activities

The Company completed two acquisitions during the month of June 1998. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable net of reserves of $.4 million, fixed assets net of accumulated depreciation of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The Company reported goodwill related to the SCS transaction of $9.2 million. The proforma unaudited results of operations for the six months ended June 30, 1998 and for the year ended December 31, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows (for additional detail see Item 5):


                                              June 30          December 31
(thousands)                                     1998              1997
-----------------------------------------------------------------------------

Total revenue                                $ 24,357          $  63,076
Net income                                     (2,479)             4,680
Basic earnings per share                         (.36)               .71
Diluted earnings per share                       (.35)               .66


The second acquisition was the Maintenance Division of Access Corporation for $3.2 million in cash. The Company acquired accounts receivable net of reserves of $.5 million. The Company also assumed a liability for deferred revenue of $.5 million and acquisition related expenses for investment banker and legal services of $.2 million. The Company reported goodwill related to the Access Corporation transaction of $3.4 million.


NOTE 4 - Credit Arrangements

On May 28, 1998, the Company amended its credit agreement (Agreement) with a bank to extend the maturity date to May 27, 1999, and to increase the line from $4 million to $10 million. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The line bears interest at prime and the unused portion of the line is subject to a commitment fee of 1/2 % per annum. The weighted average interest rates on borrowings during the first half of 1998 and 1997 were 8.4% and 8.0% respectively. The available balance on the total line of credit was $1,717,000 as of June 30, 1998.

NOTE 5 - Income Taxes

At June 30, 1998, the Company had approximately $3,600,000 of net operating loss carryforwards for foreign income tax purposes which are scheduled to expire periodically between 1998 and 2005. At December 31, 1997, the Company had approximately $3,800,000 of net operating loss carryforwards for foreign income tax purposes. For financial reporting purposes, a valuation allowance has been recorded to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows :


                                                 June 30      December 31
(thousands)                                       1998           1997
---------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                         $  1,395       $  1,479
   Depreciation                                       92             92
   Inventory valuation                               265            275
   Deferred revenue                                   69            130
   Accounts receivable reserves                       24             36
   Revenue recognition                               330            347
   Vacation accrual                                  247            193
   Other                                             135            287
                                                ---------------------------
      Total deferred tax assets                    2,557          2,839

 Deferred tax liabilities:
   Depreciation and other                           (467)          (486)
   Inventory                                         (64)           (80)

 Valuation allowance                              (1,637)        (1,721)
                                                ---------------------------
   Net deferred taxes                           $    389       $    552
                                                ===========================



NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                      Three Months Ended       Six Months Ended
                                           June 30                  June 30
                                       1998         1997      1998          1997
-----------------------------------------------------------------------------------
Numerator:
  Net income                        $     453    $   1,341  $     881    $
1,959

===============================================

Denominator:
  Denominator for basic
  earnings per share
 (weighted-average shares)          6,956,478    6,576,347  6,884,584
6,568,551

  Effect of dilutive securities:
  Employee stock options              174,460      364,682    255,616
385,843

  Denominator for diluted earnings
  per share (adjusted weghted-
  average shares and assumed
----------------------------------------------
  conversions)                      7,130,938    6,941,029  7,140,200
6,954,393

==============================================
Basic earnings per share            $     .07    $     .20  $     .13    $
 .30

==============================================

Diluted earnings per share          $     .06    $     .19  $     .12    $
 .28

==============================================




NOTE 7 - Year 2000 Compliance

The Company has addressed the Year 2000 compliance issues with its products. During the first half of 1997, an initial mailing went out to notify customers that current standard operating systems are in the process of modification to insure Year 2000 compliance. They were also notified that application software will be changed at the request of the individual customer on a chargeable basis and that the Company does not plan to modify the operating systems of non-current products to achieve Year 2000 compliance. A follow-up mailing is planned for the third quarter of 1998.

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


NOTE 8 - Comprehensive Income

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

The components of comprehensive income, net of related tax, are as follows:




                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                    1998          1997       1998        1997
--------------------------------------------------------------------------------
Net income                        $  453        $ 1,341     $  881     $ 1,959
   Foreign currency
   translation adjustments             2             30         24         (21)
                                 -----------------------------------------------
 Comprehensive income             $  455        $ 1,371     $  905     $ 1,938
                                 ===============================================



The components of accumulated comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                                                  June 30        December 31
(thousands)                                        1998              1997
--------------------------------------------------------------------------------
Foreign currency translation adjustments         $ (379)           $ (404)
                                                --------------------------------
Accumulated comprehensive income                 $ (379)           $ (404)
                                                ================================


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months and Six Months Ended June 30, 1998 vs. 1997

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

In 1997, the Company derived 39% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. Health claims processing systems represented 90% of this revenue. The Company completed its order of ten high-volume scanning systems for this customer in the first quarter of 1998. This order brings the total health claims processing systems ordered on this contract to ninety-five. The Company's original expectation was for one hundred and fifty systems to be delivered over the contract life. The efficiencies created by the application of the Company's technology will reduce the overall requirements for this contract. This customer is currently evaluating its system requirements going forward. The Company believes that with the continued pressures on the Yen and the objective to reduce the cost of medical fee processing in Japan, the customer is faced with a challenge to continue to improve its efficiency. The Company expects to receive the results from this internal study in the second half of 1998. The Company believes that success in achieving the initiatives described below will help offset a foreseen significant reduction in sales from this customer for the balance of 1998 as compared to 1997. The inability of the Company to achieve these initiatives may have a materially adverse effect on earnings.

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

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the healthcare/insurance, government/tax, transportation, and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in new markets.

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

The Company completed two acquisitions during the month of June 1998. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable net of reserves of $.4 million, fixed assets net of accumulated depreciation of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The Company reported goodwill related to the SCS transaction of $9.2 million. SCS develops, markets and supports a portfolio of data entry and document automation software products that enable customers to realize high quality data, image capture, and character recognition for high speed document recognition and data entry applications. These products are designed to create, verify, validate and export documents such as invoices, bills of lading, credit card applications and order forms. SCS also provides document automation consulting, network and application integration services. SCS markets and sells its products and services to its 2,700 customers in the transportation, financial services, health care and state and federal government markets. SCS currently has approximately 40 employees. The Company intends to keep SCS at its present location in Birmingham, Alabama.

The second acquisition was the Maintenance Division of Access Corporation for $3.2 million in cash. The Company acquired accounts receivable net of reserves of $.5 million. The Company also assumed a liability for deferred revenue of $.5 million and acquisition related expenses for investment banker and legal services of $.2 million. The Company reported goodwill related to the Access Corporation transaction of $3.4 million. The Maintenance Division has contracts with Original Equipment Manufacturers (OEMs) and Distributors to supply on-site warranty and remedial maintenance for more than 1,000 customers.

Net sales in the first six months of 1998 decreased $5.4 million or 28% compared with the first six months of 1997 and $4.9 million or 47% for the second quarter of 1998 compared to the second quarter of 1997. Compared to the first six months of 1997, international sales decreased $6.7 million while North American sales increased $1.3 million. International sales related to the Japanese Health Organization represented $5.2 million in sales during the second quarter of 1997 and this contract was completed with $5.7 million in sales during the first quarter of 1998. Other international sales decreased $1.9 million during the second quarter of 1998 compared to 1997. North American sales for the quarter increased $2.2 million to $4.5 million compared to $2.3 million in the second quarter of 1997.

Service revenues increased $1.3 million in the first six months of 1998 compared with the first six months of 1997. Service revenues in the second quarter of 1998 increased $.4 million from the second quarter of 1997. Customer service revenue in the first six months of 1998 decreased $.2 million mainly due to the continued transition of older product on maintenance surcharges with currently released products. Year-to-date professional services revenue increased $1.5 million due to the continued focus on the solutions business and the four vertical lines of business.

Cost of sales decreased $4 million from the first half of 1997 and decreased
$4 million from the second quarter of 1997. The year-to-date and second quarter decreases are a reflection of the completion of the Japanese Health Organization contract during the first quarter of 1998. Cost of sales as a percentage of net sales was 58% for the first six months of 1998, compared to 62% in the prior year. This percentage for the second quarter of 1998 was 43%, compared to 62% for the same period in 1997. The decreases are due to a change in the overall sales mix.

Service expenses increased $.8 million in the first half of 1998 and increased $.5 million in the second quarter of 1998 compared with 1997. Customer service expenses increased $.5 million in the first half of 1998 and $.3 million in the second quarter of 1998 due to increases in staffing levels and outside service expenses. Professional service expenses increased $.3 million in the first half of 1998 and increased $.2 million in the second quarter mainly due to increases in staffing levels and associated travel costs related directly to the increase in revenues.

Sales and marketing expenses decreased $.4 million in the first half of 1998 primarily due to a specific accounts receivable reserve in the first half of 1997. Expenses for the second quarter decreased $.1 million from 1997 to 1998, mainly due to decreases in travel related expenses.

Research and development expenses in 1998 increased $.4 million from the first half of 1997 and increased $.1 million in the second quarter. These increases are mainly due to increases in consulting expenses related to the Company's Image EMC++ product line.

General and administrative expenses remained consistent in the first half of 1998 compared with the first half of 1997.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1998 decreased $2.9 million from December 31, 1997, for the reasons discussed below.

Borrowings increased to $8.3 million at June 30, 1998 from a zero balance at the end of 1997. The borrowings were due to acquisition related activities, as discussed in Item 5. On May 28, 1998, the Company amended its loan agreement extending the maturity date to May 27, 1999 and increasing the line of credit from $4 million to $10 million. (See Note 3 for further details.) The available balance on the line of credit was $2,228,028 as of August 12, 1998.

Operating activities provided $1.4 million of cash in the first half of 1998.

Non-cash expenses recorded during the first six months of 1998 were $2.2 million vs. $2 million for the same period in 1997. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes.

Net accounts receivable decreased $2 million during the first half of the year mainly due to the timing of collections. Accounts receivable purchased from Southern Computer Systems (SCS) and the Maintenance Division of Access Corporation, offset by an increase in reserves, added $2.5 million to accounts receivable.

Inventories decreased $2.4 million in the first half of 1998. Total manufacturing inventories decreased $1.9 million from the beginning of the year mainly due to a $1.6 million decrease in work-in-process inventory and a $.4 million decrease in raw materials, offset by a $.1 million increase in finished goods inventory. These decreases reflect the Company's focus on reducing inventory levels and improving just-in-time purchases, as well as the completion of several system orders including the completion of the Japanese Health Organization order. Customer service inventories decreased by $.5 million in the first half of the year mainly due to the amortization of parts inventory.

Prepaid expenses and other current assets increased $.4 million primarily due to increases in prepaid costs related to the consulting and non-competition agreements for the principals of SCS.

Net plant and equipment remained flat during the first half of 1998.
Additions of $.6 million for purchases related to the implementation of the Enterprise Resource and Planning system, the SCS acquisition, and leasehold improvements were offset by $.6 million of depreciation expense recorded during the first half of the year.

Goodwill of $12.6 million was recorded during the second quarter of 1998, due to the acquisitions of SCS and the Maintenance Division of Access Corporation.

Accounts payable decreased $.2 million from December 31, 1997, due to the timing of payments.

Accrued salaries and wages decreased $.6 million reflecting the disbursement of the 1997 incentive compensation of $1.1 million, offset by the current year's accruals for incentive compensation and vacation.

Income taxes decreased $.9 million due to payment of the 1997 estimated income tax liability and quarterly payments made for estimated 1998 tax liability.

Customer deposits decreased $2.4 million mainly due to the acceptance of the Japanese health claims processing systems, recognized in revenue during the first half of 1998, which had included substantial deposits.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the registrant's annual meeting of stockholders held on May 21,1998, the following matters were voted on.

1. Election of Directors for 3-year term:

                                                          ABSTENTIONS AND
        NAME              VOTES FOR     VOTES WITHHELD    BROKER NONVOTES

   Logan Clarke, Jr.      6,115,462         72,648               0
   Richard J. Coburn      6,118,024         70,086               0


2. Appointment as Ernst & Young LLP as auditors for the fiscal year ending December 31, 1998:

                                                          ABSTENTIONS AND
                          VOTES FOR     VOTES AGAINST     BROKER NONVOTES

                          6,154,445         23,809           9,856

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                           ITEM 5 - OTHER INFORMATION


Filed with respect to Form 8-K filed on June 30, 1998.

ITEM 7 - FINANCIAL STATEMENTS AND EXHIBITS

ITEM 7(a) - Financial statements of business acquired

Independent Auditors' Report
----------------------------



The Board of Directors
Southern Computer Systems, Inc.:

We have audited the accompanying balance sheets of Southern Computer Systems, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Computer Systems, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
March 16, 1998


                                                 SOUTHERN COMPUTER SYSTEMS, INC.

                                                          Balance Sheets

                                                    December 31, 1997 and 1996


                                                                    1997
    1996
----------------------------------------------------------------------------------------------
   Assets
Current Assets:
   Cash                                                        $    15,346           19,483
   Trade accounts receivable, less allowance for doubtful
      receivables of $50,000 and $130,578 in 1997 and
     1996, respectively (notes 2 and 4)                          2,165,898        2,201,426
   Inventory (note 2)                                               69,041          153,400
   Prepaid expenses                                                 44,981           64,430
   Other current assets                                             33,926           36,017
                                                              ------------------------------
                Total current assets                             2,329,192        2,474,756

Equipment, furniture and fixtures, net of accumulated
   depreciation of $865,841 and $703,792 in 1997 and
   1996, respectively (note 2)                                     305,350          289,866
Note receivable from affiliate (note 2)                                  -           15,000
Investment in Imaging Business Machines, LLC (note 4)                9,690            9,690
Other assets                                                       113,097           88,237
                                                              ------------------------------
                                                               $ 2,757,329        2,877,549
                                                              ==============================

   Liabilities and Stockholders' Equity
Current Liabilities:
   Bank overdraft                                              $   207,024          348,969
   Borrowing under the line of credit (note 2)                      85,054          638,281
   Notes payable to bank                                           507,752                -
   Current portion of long-term doubt (note 2)                      30,458           46,908
   Accounts payable (note 4)                                       483,754            3,543
   Accrued expenses                                                 80,515           82,670
   Deferred revenue                                                222,124          400,830
                                                              ------------------------------
              Total Current Liabilities                          1,616,681         1,521,20

Long-term debt, excluding current portion (note 2)                   5,268           35,685
                                                              ------------------------------
              Total Liabilities                                  1,621,949         1,556,88

Stockholders' equity:
   Common stock, $1 par value, authorized and
      issued 1,000 shares                                            1,000
     1,000
   Additional paid-in capital                                       13,676
    13,676
   Retained earnings                                             1,325,678
 1,510,961

------------------------------
                                                                 1,340,354
 1,525,637
   Cost of 516-2/3 shares of common stock held in
      treasury                                                    (204,974)        (204,974)
                                                              ------------------------------
          Net stockholders' equity                               1,135,380        1,320,663

Commitments (notes 2,3 and 5)                                 ------------------------------
                                                               $ 2,757,329        2,877,549
                                                              ==============================


See accompanying notes to financial statements.



                                                 SOUTHERN COMPUTER SYSTEMS, INC.

                                                       Statements of Income

                                              Years Ended December 31,1997 and 1996



                                                     1997                1996
------------------------------------------------------------------------------------
Net revenues (note 4)                            $ 6,468,331           4,714,969

Costs and expenses:
   Costs of revenues (note 4)                      4,246,938           2,545,170
   Sales and marketing                               749,195           1,004,572
   Research and development                          668,660             556,922
   General and administrative                        686,571             400,468
                                                 --------------------------------
          Total costs and expenses                 6,351,364           4,507,132
                                                 --------------------------------

Income from operations                               116,967             207,837

Other income (expense):
   Interest income (note 4)                            1,672               2,267
   Interest expense                                  (47,882)            (16,827)
   Other expense                                     (65,000)            (87,800)
                                                 --------------------------------
           Total other expense                      (111,210)           (102,360)
                                                 --------------------------------
Net income                                       $     5,757             105,477
                                                 ================================



See accompanying notes to financial statements



                                                 SOUTHERN COMPUTER SYSTEMS, INC.

                                                Statements of Stockholders' Equity

                                              Years Ended December 31, 1997 and 1996


                                            Additional
                                 Common     paid-in        Retained     Treasury
                                 stock      capital        earnings      stock          Total
-------------------------------------------------------------------------------------------------

Balance at December 31,1995     $ 1,000     13,676        1,849,675     (204,974)     1,659,377

Net income                                                  105,477                     105,477

Stockholders' distributions           -          -         (444,191)           -       (444,191)
                                -----------------------------------------------------------------
Balance at December 31,1996       1,000     13,676        1,510,961     (204,974)     1,320,663

Net income                                                    5,757                       5,757

Stockholders' distributions                                (191,040)                   (191,040)
                                -----------------------------------------------------------------
Balance at December 31, 1997    $ 1,000     13,676        1,325,678     (204,974)     1,135,380
                                =================================================================




See accompanying notes to financial statements.



                                                 SOUTHERN COMPUTER SYSTEMS, INC.

                                                     Statements of Cash Flows

                                              Years Ended December 31,1997 and 1996


                                                                       1997              1996
---------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash provided by
 (used in) operating activities:
   Net income                                                       $   5,757          105,477
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   171,224          158,400
      Increase (decrease) in trade accounts receivable                 35,528         (157,117)
      Decrease (increase) in inventory                                 (7,501)          41,802
      Decrease in prepaid expenses                                     19,449           23,784
      Decrease (increase) in note receivable from affiliate            15,000          (15,000)
      Increase in other assets                                        (22,769)         (41,766)
      Increase (decrease) in accounts payable                         480,211         (481,895)
      Decrease in deferred revenue                                   (178,706)         (49,776)
      Decrease in accrued expenses                                     (2,155)         (13,787)
                                                                     ---------        ---------
        Total adjustments                                             510,281         (535,355)
                                                                     ---------        ---------
        Net cash provided by (used in) operating activities           516,038         (429,878)
                                                                     ---------        ---------

Cash flows from investing activities:
   Proceeds from disposal of equipment, furniture and fixtures              -           83,922
   Purchase of equipment, furniture and fixtures                      (94,848)         (71,020)
                                                                     ---------        ---------
        Net cash provided by (used in) investing activities           (94,848)          12,902
                                                                     ---------        ---------

Cash flows from financing activities:
   Increase (decrease) in bank overdraft                             (141,945)         348,969
   Stockholders' distributions                                       (191,040)        (211,645)
   Net (decrease) increase in bank credit line borrowing             (553,227)         327,351
   Principal payments on long-term debt                               (46,867)         (42,791)
   Proceeds from note payable to bank                                 507,752                -
                                                                     ---------        ---------
        Net cash provided by (used in) financing activities          (425,327)         421,884
                                                                     ---------        ---------

Net increase (decrease) in cash                                        (4,137)           4,908

Cash at beginning of year                                              19,483           14,575
                                                                     ---------        ---------

Cash at end of year                                                 $  15,346           19,483
                                                                     =========        =========
Supplemental disclosure of cash flow information:
  Cash paid for interest during the year                            $  39,108           17,828
                                                                     =========        =========

  Inventory converted to equipment                                  $  91,860                -
                                                                     =========        =========
Supplemental disclosure of noncash financing activities:
  Distribution of investments in IBM, LLC                           $       -          232,546
                                                                     =========        =========


See accompanying financial statements.


SOUTHERN COMPUTER SYSTEMS, INC.

Notes to Financial Statements

December 31, 1997 and 1996


(1) Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

   Southern Computer Systems, Inc. (the Company) is engaged in a variety of computer-related activities, including systems integration, consulting, manufacturing/publishing of packaged software for PC's, custom software development, and the research and development of new software. All of those activities are generally related to the facilitation of the data capture process. The Company markets high-speed document processing machines in combination with its various software products which include KeyEntry III(R) and ImageKey(R). The majority of the Company's revenues are derived from sales and installation and integration of the software and the related hardware to large corporations and government agencies. Although some products and services are marketed via secondary resellers, the majority of sales occur as the result of the Company's direct to end-user activities.

   (b) Revenue Recognition and Deferred Revenue

   Revenue from sales of products is recognized upon shipment, and revenue from customer support agreements is deferred and recognized over the terms of the agreements. Revenue from system implementation services is recognized as service is provided.

   (c) Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   Inventory consists primarily of materials such as manuals and operating supplies.

   (d) Equipment, Furniture and Fixtures

   Equipment, furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

   (e) Research and Development

   Research and development costs are expensed as incurred.

   (f) Treasury Stock

   Treasury stock is accounted for under the cost method.

   (g) Prepaid Promotional Expense

   Promotional literature and other promotional items are recorded as prepaid promotional expense when received and recognized as promotional expense when they are used. Prepaid promotional expense is included in prepaid expenses in the accompanying financial statements.

   (h) Copyrights

   The Company owns various copyrights for its internally developed software, the value of which is not recorded in the financial statements.

   (i) Income Taxes

   The Company, with the consent of its stockholders, elected under the Internal Revenue Code to be taxed as an S Corporation effective March 1, 1987. The Company is not liable for income taxes as the stockholders of an S Corporation are taxed on their proportionate share of the Company's taxable income.

   (j) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (k) Reclassifications

   Certain reclassifications have been made in the December 31, 1996 financial statements to conform with the December 31, 1997 financial statement presentation.


(2) Notes Payable and Long-term Debt

   The Company has a $750,000 line of credit with the National Bank of Commerce, which is secured by the Company's trade accounts receivable and inventories and the personal guarantees of certain Company officers and shareholders. Interest on the outstanding balance accrues at the bank's prime rate (8.0 percent at December 31, 1997). Borrowings under the line of credit totaled $85,054 and $638,281 at December 31, 1997 and 1996, respectively. The line of credit matures on January 31, 1998.

   The Company has a note payable to the National Bank of Commerce which bears interest at the bank's prime rate (8.0 percent at December 31, 1997) and is secured by certain equipment and fixtures, trade accounts receivable, inventories and the personal guarantees of certain Company officers. The note is payable on demand and matures on January 9, 1998.

   The Company has two other commercial notes with National Bank of Commerce which bear interest at 9.0 percent at December 31, 1997, and are secured by certain equipment and fixtures of the Company and the personal guarantees of certain Company officers. The balances at December 31, 1997, of $17,752 (due in June 1998) and $17,974 (due in May 1999) are payable in monthly installments of principal and interest totaling $3,225 and $1,148, respectively.

   The aggregate maturities of long-term debt for each of the five years subsequent to December 31,1997, and thereafter, are as follows:

                  1998                           $30,458
                  1999                             5,268


(3) Commitments

   The Company leases real estate under a two year noncancelable operating lease with monthly payments of $12,960.

   Total lease expense was $146,160 for 1997 and 1996.


(4) Related Party Transactions

   Effective January 1, 1996, the shareholders of the Company distributed all but 4 percent ownership of Imaging Business Machines, LLC (IBM, LLC) to its stockholders.

   At December 31, 1997 and 1996, the following components of the Company's financial statements relate to IBM, LLC:


                                         1997           1996
                                         ----           ----
     Investment in IBM, LLC          $   9,690          9,690
     Trade accounts receivable          31,500         90,800
     Accounts Payable                   71,792           ----
     Note Receivable                      ----         15,000
     Net revenue from IBM, LLC          77,000         21,000
     Purchases from IBM, LLC           216,688        671,132

(5) Employee Benefit Plan

   The Company sponsors the Southern Computer Systems, Inc. 401 (k) Retirement Plan (the Plan). The Plan is a defined contribution employee benefit plan covering substantially all Company employees. In accordance with the Plan agreement, the Company matches 33 1/3 percent of participant contributions not to exceed $1,000 per participant per year. Company contributions to the Plan were $23,896 and $29,233 for the years ended December 31, 1997 and 1996, respectively.

(6) Significant Customers

   During 1997, two customers accounted for 43.9 percent of sales and receivables from these customers were $997,865 at December 31, 1997.

(7) Subsequent Event (Unaudited)

   During May, 1998, the Company was informed that a customer did not wish to proceed with a certain systems integration project under contract. The Company believes that services required under the contract were performed and it intends to pursue completion of the contract and collection of all amounts due under it. At December 31, 1997, the Company had a receivable recorded under the contract of $689,450. As of August 13, 1998, no payments related to the receivable had been received.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                                 (continued)

ITEM 7 (b)  - Pro forma statements of operations


Scan-Optics, Inc. and Subsidiaries
Unaudited Pro Forma Statements of Operations


The following unaudited pro forma consolidated statement of operations have been prepared by Scan-Optics, Inc. ("SO") management. These statements reflect SO's acquisition of Southern Computer Systems, Inc. ("SCS") and combine the historical consolidated statement of operations of SO and SCS for the periods indicated using the purchase method of accounting.

The unaudited pro forma consolidated statements of operations reflect the adjustments as if the acquisition had occurred on January 1, 1997. These pro forma statements should be read in conjunction with the historical financial statements and related notes of SO and SCS.

The pro forma consolidated statements of operations have been prepared using the following facts and assumptions:

SO acquired all the stock outstanding, 483 and 1/3 shares, of SCS for $7 million in cash. SO also paid off the bank debt of SCS, of $1.4 million, on the day of closing. Additionally, SO entered into a consulting and noncompetition agreement with the two sellers of SCS, Stephen M. Freeman and Raymond C. Griffin, Jr.

SO also incurred direct costs of approximately $.4 million. These costs consist primarily of legal, accounting and financial advisory fees.

SO utilized cash on hand and approximately $4 million of the Company's line of credit to fund the transaction.

SO estimates that it will incur approximately $.2 million in indirect transaction costs. These costs relate primarily to personnel and travel costs associated with those individuals assigned management and transition responsibilities for SCS.

The purchase price will be allocated to the assets and liabilities of SCS based upon their fair values at the date of acquisition. The purchase price in excess of the fair value of net assets acquired of approximately $9.2 million will be amortized over 20 years.

Pro forma adjustments to the consolidated statement of operations reflecting anticipated additional sales, cost savings and other synergies, if any, resulting from the acquisition of SCS are not permitted, and accordingly have not been reflected in the pro forma financial statements.

The pro forma financial results are not intended to be a projection of future results and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the dates presented.

SCAN-OPTICS, INC., AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
YEAR ENDED DECEMBER 31, 1997


                                                             Southern                    Unaudited
(thousands, except share data)         Scan-Optics, Inc.  Computer Systems Adjustments   Pro forma
----------------------------------------------------------------------------------------------------
Revenues
  Net sales                             $    41,361        $  1,455                     $  42,816
  Service revenues                           14,124           5,013                        19,137
  Engineering revenues                          876                                           876
  Other operating revenues                      247                                           247
                                        -----------        ---------      --------      ---------
    Total revenues                           56,608           6,468                        63,076

Costs and Expenses
  Cost of sales                              25,066           4,247                        29,313
  Service expenses                           10,400                                        10,400
  Sales and marketing expenses                7,297             749                         8,046
  Research and development expenses           4,552             669                         5,221
  General and administrative expenses         3,737             686        $  860 (a)       5,283
  Interest expense                               14              48           256 (b)         318
                                        -----------        ---------      --------      ---------
    Total costs and expenses                 51,066           6,399         1,116          58,581
                                        -----------        ---------      --------      ---------

Operating income                              5,542              69        (1,116)          4,495

Other income (expense), net                     149             (63)                           86
                                        -----------        ---------      --------      ---------

Income before income taxes                    5,691               6        (1,116)          4,581

  Income taxes (benefit) expense                (99)                                          (99)
                                        -----------        ---------      --------      ---------

Net Income (loss)                       $     5,790        $      6       $(1,116)      $   4,680
                                        ===========        =========      ========      =========

Basic earnings per share                $       .87                                     $     .71
                                        ===========        =========      ========      =========

Basic weighted-average shares             6,632,248                                     6,632,248

Diluted earnings per share              $       .82                                     $     .66
                                        ===========        =========      ========      =========

Diluted weighted-average shares           7,070,013                                     7,070,013



See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998


                                                             Southern                    Unaudited
(thousands, except share data)         Scan-Optics, Inc.  Computer Systems Adjustments   Pro forma
----------------------------------------------------------------------------------------------------

Revenues
  Net sales                             $    14,025        $    703                     $ 14,728
  Service revenues                            8,156           1,058                        9,214
  Engineering revenues                          100                                          100
  Other operating revenues                      315                                          315
                                        -----------        ---------        --------    --------
    Total revenues                           22,596           1,761                       24,357

Costs and Expenses
  Cost of sales                               8,106             923                        9,029
  Service expenses                            5,914           1,976                        7,890
  Sales and marketing expenses                2,919             356                        3,275
  Research and development expenses           2,519             371                        2,890
  General and administrative expenses         1,812             247          $430 (a)      2,489
  Interest expense                               15              41           128 (b)        128
                                        -----------        ---------        --------    --------
    Total costs and expenses                 21,285           3,914           558         25,757
                                        -----------        ---------        --------    --------

Operating income                              1,311          (2,153)         (558)        (1,400)

Other income (expense), net                     135            (649)                        (514)
                                        -----------        ---------        --------    --------

Income before income taxes                    1,446          (2,802)         (558)        (1,914)

  Income taxes (benefit) expense                565                                          565
                                        -----------        ---------        --------    --------

Net Income (loss)                       $       881        $ (2,802)        $(558)      $ (2,479)
                                        ===========        =========        ========    =========

Basic earnings per share                $       .13                                     $   (.36)
                                        ===========        =========        ========    =========

Basic weighted-average shares             6,884,584                                    6,884,584

Diluted earnings per share              $       .12                                     $   (.35)
                                        ===========        =========        ========    =========

Diluted weighted-average shares           7,140,200                                    7,140,200



See accompanying notes.


Scan-Optics, Inc. and Subsidiaries
Notes to Unaudited Pro Forma Consolidated Financial Statements


(a) To record amortization expense related to the $9.2 million of goodwill over 20 years and to record the expenses for the consulting and noncompetition agreement for the former owners of SCS.

(b) To record the interest charges on the line of credit for the borrowings related to the acquisition.

SCAN-OPTICS, INC., AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6 (B) - REPORTS ON FORM 8-K

For the Quarter Ended June 30, 1998


A report on Form 8-K was filed on June 30, 1998 reporting the acquisition of Southern Computer Systems under Item 2 thereof. The information called for in
Item 7 (a) of that report on Form 8-K, with respect to the financial statements of the business acquired and pro forma financial information, is included under
Item 5 of this report on Form 10-Q.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SCAN-OPTICS, INC.
(Registrant)




Date       AUGUST 14, 1998                JAMES C. MAVEL

                                          James C. Mavel
                                          Chairman, President, Chief Executive
                                          Officer and Director



Date      AUGUST 14, 1998                 MICHAEL J. VILLANO

                                          Michael J. Villano
                                          Chief Financial Officer and
                                          Vice President