Form 10-Q/A
period 1998-06-30
SCAN OPTICS INC
filed 1998-09-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

Explanatory Note

The Company is filing this Form 10-Q/A to amend items reported in its quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, to reflect a revision of reported inventory and net income for the three and six months ended June 30, 1998. The Items amended are set forth in "Part I,
Item I - Consolidated Balance Sheets, Consolidated Statements of Operations (Unaudited) and Consolidated Statements of Cash Flows (Unaudited)" and "Notes to Consolidated Financial Statements (Unaudited), Note 2, Note 6, Note 8 and Note 9"; "Part I, Item II - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Part II - Other Information,
Item 5 - Other Information".

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                   June 30, 1998   December 31,
1997
-----------------------------------------------------------------------------------
                                                  (UNAUDITED)

Assets
Current Assets:
  Cash and cash equivalents                        $  1,473        $   4,386
  Accounts receivable less allowance of $767 at
   June 30, 1998 and $104 at December 31, 1997       14,125           16,167
  Inventories                                         9,621           12,547
  Deferred taxes                                        855            1,038
  Prepaid expenses and other                          1,332              969
                                                   --------------------------
    Total current assets                             27,406           35,107


Plant and equipment:
  Equipment                                          14,614           13,355
  Leasehold improvements                              4,563            4,585
  Office furniture and fixtures                       1,266            1,275
                                                   --------------------------
                                                     20,443           19,215
Less allowances for depreciation and amortization    16,552           15,355
                                                   --------------------------
                                                      3,891            3,860

Goodwill                                             12,600
Other assets                                            825              212
                                                   --------------------------
Total Assets                                       $ 44,722        $  39,179
                                                   ==========================




(thousands, except share data)                   June 30, 1998   December 31,
1997
-----------------------------------------------------------------------------------
                                                  (UNAUDITED)

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $  1,888         $  2,071
  Notes payable to bank                               8,283
  Salaries and wages                                  1,335            1,984
  Taxes other than income taxes                         794              744
  Income taxes                                                           942
  Customer deposits                                     145            2,565
  Deferred revenues, net of costs                     1,290            1,206
  Other                                                 810              952
                                                   --------------------------
    Total current liabilities                        14,545           10,464

  Deferred taxes                                        466              486
  Other liabilities                                     897              496

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
    issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
    issued, 7,368,349 shares at June 30, 1998
    and 7,218,455 shares at December 31, 1997           147              144
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
    shares; available for issuance 2,145,536
    shares; none issued or outstanding
  Capital in excess of par value                     35,494           35,025
  Retained-earnings deficit                          (3,801)          (4,369)
  Foreign currency translation adjustments             (380)            (421)
                                                   --------------------------
                                                     31,460           30,379
  Less cost of common stock in treasury,
    413,500 shares                                    2,646            2,646
                                                   --------------------------
      Total stockholders' equity                     29,127           27,733
                                                   --------------------------
  Total Liabilities and Stockholders' Equity       $ 44,722         $ 39,179
                                                   ==========================

See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
(thousands, except share data)          1998       1997         1998      1997
--------------------------------------------------------------------------------
Revenues
  Net sales                         $   5,487  $  10,385    $  14,025  $ 19,453
  Service revenues                      3,900      3,540        8,156     6,885
  Engineering revenues                     33                     100        16
  Other operating revenues                284        136          315       137
                                    --------------------------------------------
    Total revenues                      9,704     14,061       22,596    26,491

Costs and Expenses
  Cost of sales                         2,880      6,417        8,619    12,087
  Service expenses                      2,984      2,522        5,914     5,078
  Sales and marketing expenses          1,566      1,684        2,919     3,300
  Research and development expenses     1,235      1,089        2,519     2,098
  General and administrative expenses     869        967        1,812     1,874
  Interest expense                         15          2           15        24
                                    --------------------------------------------
    Total costs and expenses            9,549     12,681       21,798    24,461
                                    --------------------------------------------
Operating income                          155      1,380          798     2,030

Other income, net                          74         22          135        47
                                    --------------------------------------------
Income before income taxes                229      1,402          933     2,077

Income taxes                               89         61          365       118
                                    --------------------------------------------
Net Income                          $     140  $   1,341   $      568 $   1,959
                                    ============================================
Basic earnings per share            $     .02  $     .20   $     .08  $     .30
                                    ============================================
Basic weighted-average shares       6,956,478  6,576,347   6,884,584  6,568,551

Diluted earnings per share          $     .02  $     .19   $     .08  $     .28
                                    ============================================
Diluted weighted-average shares     7,130,938  6,941,029   7,140,200  6,954,393


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Six Months Ended
                                                               June 30
(thousands)                                             1998              1997
--------------------------------------------------------------------------------
Operating Activities
  Net income                                         $    568          $  1,959
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                          600               622
    Amortization                                          801               672
    Provision for losses on accounts receivable           663               324
    Provision for inventory obsolescence                                    350
    Deferred taxes                                        163
    Changes in operating assets and liabilities:
      Accounts receivable                               1,678            (2,797)
      Inventories                                       2,125               842
      Prepaid expenses and other                         (363)             (232)
      Accounts payable                                   (183)             (139)
      Accrued salaries and wages                         (649)             (546)
      Taxes other than income taxes                        50              (194)
      Income taxes                                       (942)                2
      Deferred revenues, net of costs                    (215)
      Customer deposits                                (2,420)             (991)
      Other                                              (313)               (1)
                                                     ---------------------------
    Net cash provided (used) by operating activities    1,563              (129)

Investing Activities
  Business acquisitions                               (12,600)
  Purchases of plant and equipment                       (631)             (682)
                                                     ---------------------------
    Net cash used by investing activities             (13,231)             (682)

Financing Activities
  Proceeds from issuance of common stock                  472               141
  Proceeds from borrowings                              8,285             6,652
  Principal payments on borrowings                         (2)           (6,750)
                                                     ---------------------------
    Net cash provided by financing activities           8,755                43

Decrease in cash and cash equivalents                  (2,913)             (768)

Cash and Cash Equivalents at Beginning of Year          4,386             1,279
                                                     ---------------------------
Cash and Cash Equivalents at End of Period           $  1,473          $    511
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


NOTE 2 - Inventories

The components of inventories were as follows:

                                        June 30       December 31
(thousands)                               1998           1997
------------------------------------------------------------------
Finished goods                         $  2,195       $  2,586
Work-in-process                           2,242          3,823
Service parts                             3,250          3,807
Materials and component parts             1,934          2,331
                                        -------        -------
                                       $  9,621       $ 12,547
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


                                              June 30          December 31
(thousands)                                     1998              1997
-----------------------------------------------------------------------------

Total revenue                                $ 24,357          $  63,076
Net income                                     (2,792)             4,680
Basic earnings per share                         (.41)               .71
Diluted earnings per share                       (.39)               .66


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
                                                ===========================



NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                      Three Months Ended       Six Months Ended
                                           June 30                  June 30
                                       1998         1997      1998          1997
-----------------------------------------------------------------------------------
Numerator:
  Net income                        $     140    $   1,341  $     568   $   1,959
                                   ===============================================

Denominator:
  Denominator for basic
  earnings per share
 (weighted-average shares)          6,956,478    6,576,347  6,884,584   6,568,551

  Effect of dilutive securities:
  Employee stock options              174,460      364,682    255,616     385,843

  Denominator for diluted earnings
  per share (adjusted weghted-
  average shares and assumed       ----------------------------------------------
  conversions)                      7,130,938    6,941,029  7,140,200   6,954,393
                                   ==============================================
Basic earnings per share            $     .02    $     .20  $     .08   $     .30
                                   ==============================================

Diluted earnings per share          $     .02    $     .19  $     .08   $     .28
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

The components of comprehensive income, net of related tax, are as follows:




                                    Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                    1998          1997       1998        1997
--------------------------------------------------------------------------------
Net income                        $  140        $ 1,341     $  568     $ 1,959
   Foreign currency
   translation adjustments             2             30         24         (21)
                                 -----------------------------------------------
 Comprehensive income             $  142        $ 1,371     $  592     $ 1,938
                                 ===============================================



The components of accumulated comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                                                  June 30        December 31
(thousands)                                        1998              1997
--------------------------------------------------------------------------------
Foreign currency translation adjustments         $ (379)           $ (404)
                                                --------------------------------
Accumulated comprehensive income                 $ (379)           $ (404)
                                                ================================


NOTE 9 - Subsequent Event

The Company is filing this Form 10-Q/A to amend items reported in its quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998, to reflect a revision of reported inventory and net income for the three and six months ended June 30, 1998. Management has recently determined that inventory was overstated at June 30, 1998 by approximately $0.5 million. This overstatement was detected in the normal course of management's review of detailed financial information and reconciliations prepared on a monthly basis.

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

Cost of sales decreased $3.5 million from the first half of 1997 and decreased $3.5 million from the second quarter of 1997. The year-to-date and second quarter decreases are a reflection of the completion of the Japanese Health Organization contract during the first quarter of 1998. Cost of sales as a percentage of net sales was 61% for the first six months of 1998, compared to 62% in the prior year. This percentage for the second quarter of 1998 was 52%, compared to 62% for the same period in 1997. The decreases are due to a change in the overall sales mix.

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

Inventories decreased $2.9 million in the first half of 1998. Total manufacturing inventories decreased $2.4 million from the beginning of the year mainly due to a $1.6 million decrease in work-in-process inventory, a $.4 million decrease in raw materials, and a $.4 million decrease in finished goods inventory. These decreases reflect the Company's focus on reducing inventory levels and improving just-in-time purchases, as well as the completion of several system orders including the completion of the Japanese Health Organization order. Customer service inventories decreased by $.5 million in the first half of the year mainly due to the amortization of parts inventory.

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

SCAN-OPTICS, INC., AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998


                                                             Southern                    Unaudited
(thousands, except share data)         Scan-Optics, Inc.  Computer Systems Adjustments   Pro forma
----------------------------------------------------------------------------------------------------

Revenues
  Net sales                             $    14,025        $    703                     $ 14,728
  Service revenues                            8,156           1,058                        9,214
  Engineering revenues                          100                                          100
  Other operating revenues                      315                                          315
                                        -----------        ---------        --------    --------
    Total revenues                           22,596           1,761                       24,357

Costs and Expenses
  Cost of sales                               8,619             923                        9,542
  Service expenses                            5,914           1,976                        7,890
  Sales and marketing expenses                2,919             356                        3,275
  Research and development expenses           2,519             371                        2,890
  General and administrative expenses         1,812             247          $430 (a)      2,489
  Interest expense                               15              41           128 (b)        184
                                        -----------        ---------        --------    --------
    Total costs and expenses                 21,798           3,914           558         26,270
                                        -----------        ---------        --------    --------

Operating income                                798          (2,153)         (558)        (1,913)

Other income (expense), net                     135            (649)                        (514)
                                        -----------        ---------        --------    --------

Income before income taxes                      933          (2,802)         (558)        (2,427)

  Income taxes (benefit) expense                365                                          365
                                        -----------        ---------        --------    --------

Net Income (loss)                       $       568        $ (2,802)        $(558)      $ (2,792)
                                        ===========        =========        ========    =========

Basic earnings per share                $       .08                                     $   (.41)
                                        ===========        =========        ========    =========

Basic weighted-average shares             6,884,584                                    6,884,584

Diluted earnings per share              $       .08                                     $   (.39)
                                        ===========        =========        ========    =========

Diluted weighted-average shares           7,140,200                                    7,140,200



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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


SCAN-OPTICS, INC.
(Registrant)




Date       September 14, 1998             /s/ JAMES C. MAVEL

                                          James C. Mavel
                                          Chairman, President, Chief Executive
                                          Officer and Director



Date      September 14, 1998              /s/ MICHAEL J. VILLANO

                                          Michael J. Villano
                                          Chief Financial Officer and
                                          Vice President