Form 10-Q
period 1998-09-30
SCAN OPTICS INC
filed 1998-11-17
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      September 30, 1998

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


The number of shares of common stock, $.02 par value, outstanding as of November 11, 1998 was 7,369,682.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share data)                          September 30, 1998       December 31, 1997
---------------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                 $     140                $   4,386
  Accounts receivable less allowance of $580 at
  September 30, 1998 and $104 at December 31, 1997             18,984                   15,695
  Inventories                                                  10,907                   12,547
  Deferred taxes                                                1,443                    1,038
  Prepaid expenses and other                                    1,313                      969
                                                            -----------------------------------
    Total current assets                                       32,787                   34,635
Plant and equipment:
  Equipment                                                    13,682                   13,355
  Leasehold improvements                                        4,545                    4,585
  Office furniture and fixtures                                 1,302                    1,275
                                                            -----------------------------------
                                                               19,529                   19,215
  Less allowances for depreciation and amortization            15,932                   15,355
                                                            -----------------------------------
                                                                3,597                    3,860
Goodwill, net                                                  12,390
Other assets                                                      912                      212
                                                            -----------------------------------
Total Assets                                                $  49,686                $  38,707
                                                            ===================================

(thousands, except share data)                          September 30, 1998       December 31, 1997
---------------------------------------------------------------------------------------------------
                                                            (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                          $   4,845                $   2,071
  Notes payable to bank                                         8,772
  Salaries and wages                                            1,047                    1,984
  Taxes other than income taxes                                   467                      744
  Income taxes                                                     44                      533
  Customer deposits                                                36                    2,565
  Deferred revenues, net of costs                               1,938                      734
  Other                                                         2,065                    1,361
                                                            -----------------------------------
    Total current liabilities                                  19,214                    9,992
  Deferred taxes                                                  503                      486
  Other liabilities                                               897                      496
Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,369,682 shares at September 30, 1998
        and 7,218,455 shares at December 31, 1997                 147                      144
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                               35,499                   35,025
  Retained-earnings deficit                                    (3,527)                  (4,369)
  Foreign currency translation adjustments                       (401)                    (421)
                                                            -----------------------------------
                                                               31,718                   30,379
  Less cost of common stock in treasury,
    413,500 shares                                              2,646                    2,646
                                                            -----------------------------------
      Total stockholders' equity                               29,072                   27,733
                                                            -----------------------------------
  Total Liabilities and Stockholders' Equity                $  49,686                $  38,707
                                                            ===================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30                  September 30
(thousands, except share data)                    1998           1997           1998          1997
-----------------------------------------------------------------------------------------------------
Revenues
  Net sales                                  $    6,261     $   11,139     $   20,286     $   30,592
  Service revenues                                5,427          3,619         13,583         10,504
  Other operating revenues                          134             70            549            223
                                             ---------------------------   --------------------------
    Total revenues                               11,822         14,828         34,418         41,319
Costs and Expenses
  Cost of sales                                   3,295          6,962         11,915         19,049
  Service expenses                                4,024          2,501          9,936          7,579
  Sales and marketing expenses                    1,567          1,783          4,481          5,083
  Research and development expenses               1,239          1,242          3,759          3,340
  General and administrative expenses             1,141            943          2,958          2,817
  Interest expense                                  181              1            196             25
                                             ---------------------------   --------------------------
    Total costs and expenses                     11,447         13,432         33,245         37,893
                                             ---------------------------   --------------------------
Operating income                                    375          1,396          1,173          3,426
Other income (expense), net                          (5)            69            130            116
                                             ---------------------------   --------------------------
Income before income taxes                          370          1,465          1,303          3,542
  Income taxes                                       96             29            461            147
                                             ---------------------------   --------------------------
Net Income                                   $      274     $    1,436     $      842     $    3,395
                                             ---------------------------   --------------------------
Basic earnings per share                     $     0.04     $     0.22     $     0.12     $     0.52
                                             ---------------------------   --------------------------
Basic weighted-average shares                 6,957,811      6,605,816      6,908,993      6,580,972
Diluted earnings per share                   $     0.04     $     0.20     $     0.12     $     0.48
                                             ===========================
==========================
Diluted weighted-average shares               7,097,777      7,129,814      7,126,059      7,012,867


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                               Nine Months Ended
                                                                 September 30
(thousands)                                                 1998                1997
--------------------------------------------------------------------------------------
Operating Activities
  Net income                                             $    842           $   3,395
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                              945                 912
    Amortization                                            1,192               1,028
    Amortization of goodwill                                  210
    Provision for losses on accounts receivable                                   324
    Provision for inventory obsolescence                                          600
    Deferred taxes                                           (388)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,424)             (5,713)
      Inventories                                             448                (300)
      Prepaid expenses and other                             (331)                213
      Accounts payable                                      2,324               1,138
      Accrued salaries and wages                           (1,167)               (326)
      Taxes other than income taxes                           123                  11
      Income taxes                                           (489)                 18
      Deferred revenues, net of costs                         574                 928
      Customer deposits                                    (2,529)             (1,155)
      Other                                                  (464)                459
                                                        -------------------------------
    Net cash provided (used) by operating activities       (1,134)              1,532

Investing Activities
  Business acquisitions                                   (12,019)
  Purchases of plant and equipment                           (342)               (781)
                                                        -------------------------------
    Net cash used by investing activities                 (12,361)               (781)

Financing Activities
  Proceeds from issuance of common stock                      477                 320
  Proceeds from borrowings                                 14,658               6,652
  Principal payments on borrowings                         (5,886)             (6,750)
                                                        -------------------------------
    Net cash provided by financing activities               9,249                 222

Decrease in cash and cash equivalents                      (4,246)                973

Cash and Cash Equivalents at Beginning of Year              4,386               1,279
                                                        -------------------------------
Cash and Cash Equivalents at End of Period               $    140           $   2,252
                                                        ===============================
See accompanying notes.


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Certain 1997 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:



                                      September 30        December 31
(thousands)                               1998                1997
------------------------------------------------------------------------------
Finished goods                        $   1,851            $  2,586
Work-in-process                           2,625               3,823
Service parts                             3,276               3,807
Materials and component parts             3,155               2,331
                                      ------------------------------
                                      $  10,907            $ 12,547
                                      ==============================



NOTE 3 - Acquisition Activities

The Company completed two acquisitions during the month of June 1998. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable net of reserves of $.4 million, fixed assets net of accumulated depreciation of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The Company reported goodwill related to the SCS transaction of $9.2 million. The proforma unaudited results of operations for the nine months ended September 30, 1998 and for the year ended December 31, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:




                                      September 30        December 31
(thousands)                               1998                1997
------------------------------------------------------------------------------
Total revenue                         $  36,179            $  63,076
Net income, (loss)                       (2,797)               4,680
Basic earnings, (loss) per share           (.40)                 .71
Diluted earnings, (loss) per share         (.40)                 .66


During 1997 interim financial statements were not prepared for SCS.

The Company entered into consulting and non-competition agreements with the two principals of SCS. The agreements call for 8 quarterly payments of $50,000 per principal, beginning in the fourth quarter of 1998. The agreements provide for consulting services to be performed by the principals as well as preventing the principals from becoming directly involved with a competing business in the Image Data Capture marketplace. The amount of the quarterly payments is being amortized over a two-year period.

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

The Company determines the amount of goodwill and the amortization period based upon a review of the acquired business and its earnings potential.

The excess of cost over net assets acquired (goodwill) related to the acquisition of SCS is being amortized over 20 years. The goodwill related to the acquisition of the Maintenance Division of Access Corporation is being amortized over 5 years. The Company continually monitors its goodwill to determine whether any impairment has occurred. In making such determination, the Company evaluates the performance, on an undiscounted basis, of the underlying assets which gave rise to such amounts.


NOTE 4 - Credit Arrangements

On May 28, 1998, the Company amended its credit agreement (Agreement) with a bank to extend the maturity date to May 27, 1999, and to increase the line from $4 million to $10 million. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The line bears interest at prime and the unused portion of the line is subject to a commitment fee of 1/2 % per annum. The weighted average interest rates on borrowings during the first nine months of 1998 and 1997 were 7.0% and 8.0% respectively. The available balance on the total line of credit was $1,228,000 as of September 30, 1998.

The Company further amended the Agreement with the bank effective November 6, 1998. The bank increased the line of credit from $10 million to $13 million through February 28, 1999. The line of credit will be reset to the $10 million borrowing level at March 1, 1999. Also, as part of the amendment, two
covenants were modified by the bank.   All other terms and conditions remain
unchanged from the initial terms negotiated as part of the renewal on May 28, 1998.


NOTE 5 - Income Taxes

At September 30, 1998, the Company had approximately $400,000, $2,600,000 and $800,000 of net operating loss carryforwards for Canadian, United Kingdom and German income tax purposes, respectively. These carryforwards are scheduled to expire periodically between 1998 and 2005. At December 31, 1997, the Company had approximately $600,000, $2,500,000 and $700,000 of net operating loss carryforwards for Canadian, United Kingdom and German income tax purposes, respectively. For financial reporting purposes, a valuation allowance has been recorded to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences. This valuation allowance was reduced from a full reserve as the Company utilized all of its domestic net operating loss carryforwards during 1997.

Significant components of the Company's deferred tax liabilities and assets were as follows:



                                      September 30        December 31
(thousands)                               1998                1997
------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses               $   1,447            $  1,479
   Depreciation                              92                  92
   Inventory valuation                      226                 275
   Deferred revenue                          34                 130
   Accounts receivable reserves              30                  36
   Goodwill                                  30
   Revenue recognition                      893                 347
   Vacation accrual                         262                 193
   Other                                    118                 287
                                      ------------------------------
      Total deferred tax assets           3,132               2,839

 Deferred tax liabilities:
   Depreciation and other                  (450)               (486)
   Inventory                                (54)                (80)

 Valuation allowance                     (1,688)             (1,721)
                                      ------------------------------
   Net deferred taxes                 $     940            $    552
                                      ==============================



The deferred tax asset for deferred revenue relates to a multi-year service contract recognized in the current year for tax purposes but amortized over the contract life for accounting purposes. The deferred tax asset for revenue recognition relates to systems in acceptance recognized in the current year for tax purposes and recognized in the following year for accounting purposes.


NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended       Nine Months Ended
                                             September 30             September 30
                                            1998      1997          1998       1997
---------------------------------------------------------------------------------------
Numerator:
  Net income                              $    274    $ 1,436     $   842     $  3,395
                                          =============================================

Denominator:
  Denominator for basic earnings
  per share (weighted-average shares)    6,957,811  6,605,816   6,908,993    6,580,972

  Effect of dilutive securities:
  Employee stock options                   139,966    523,998     217,066      431,895

  Denominator for diluted earnings
  per share (adjusted weighted-average   -----------------------------------------------
  shares and assumed conversions)        7,097,777  7,129,814   7,126,059    7,012,867
                                         ===============================================
Basic earnings per share                 $     .04  $     .22   $     .12    $     .52
                                         ===============================================
Diluted earnings per share               $     .04  $     .20   $     .12    $     .48
                                         ===============================================


NOTE 7 - Year 2000 Compliance

The Company is currently evaluating its exposure to the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result of this and other common date-related programming errors (collectively, the "Year 2000 problem"), such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

The Company has established a Year 2000 task force comprised of senior management and operating personnel to coordinate its Year 2000 efforts. This task force is currently evaluating the Company's exposure to the Year 2000 problem and is preparing a formal plan for managing the risks and costs associated therewith. The Company anticipates that a preliminary written plan will be completed during the fourth quarter of this year.

The Company's general process of addressing the Year 2000 problem will consist of the following steps: (a) inventorying products and services, systems, equipment and other items (including those of third parties) that potentially present a Year 2000 problem, (b) determining the materiality of such items to the Company, (c) assessing the Year 2000 compliance of the material items through internal testing and outside certification, (d) repairing, replacing or preparing for the failure of material items that are determined to be non-compliant, (e) testing repaired or replaced items, and (f) to the extent advisable, designing and implementing contingency plans.

The Company is aware and has informed each of its customers for whom it has current information that certain of its products, systems and applications developed, produced or sold, to the extent they are date sensitive at all, may not be Year 2000 compliant. Since the Company sells systems that are configured to order, the Company also reminded its customers that it is the customers responsibility to test the products, systems and applications purchased by them to determine whether such items are Year 2000 compliant. The Company has offered to its customers, where applicable, upgrades or consulting assistance at the customer's cost. The Company has also posted information regarding the Year 2000 compliance of its products, systems and applications on its web site at www.scanoptics.com.

In order to improve access to business information through common, integrated computing systems, the Company is in the process of replacing its internal corporate information system with systems that use programs primarily from SAP America, Inc. The implementation of the new systems, which are expected to make substantially all of the Company's internal corporate computer systems Year 2000 compliant, is 40% complete and is expected to be completed during the first quarter of 1999. The vendors of all new systems have certified them as being Year 2000 compliant. The Company, however, intends to perform independent Year 2000 testing of these systems, which is expected to be completed during the first quarter of 1999.

The Company has completed its preliminary inventory of other systems, equipment and items that potentially present a Year 2000 problem. The Company intends to begin internal testing of material inventoried items, and expects to complete such assessment by the end of the first quarter of 1999. While the Company will not know the nature and extent of required repairs and replacements of non-compliant systems and equipment until such assessment is completed, it currently anticipates completing and testing such repairs and replacements by June 1999.

In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties. These parties include banks, telecommunications service providers and electric and other utilities and significant suppliers. The Company has compiled a preliminary list of such parties. The Company has begun to contact such parties to determine the extent to which they are vulnerable to the Year 2000 problem, and expects to complete this process by the end of the first quarter of 1999. The Company does not currently have sufficient information about the Year 2000 exposure or remediation plans of such parties to predict the risk they pose to the Company. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress.

Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company is unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company intends to develop contingency plans for dealing with the most reasonably likely worst case scenario. The exact nature and scope of the Company's contingency plans will be based upon an analysis of information gathered during the inventory, assessment and remediation phases of its Year 2000 program. The Company expects to complete its contingency planning during the second quarter of 1999, and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

The Company estimates that, as of September 30, 1998, its costs of addressing the Year 2000 problem have been less than $100,000. The Company's best estimate at this time, of the future costs of addressing the Year 2000 problem, is that the costs will not exceed an additional $200,000. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow, and to expense such costs as incurred.

This description of matters relating to the Year 2000 problem contains a number of forward-looking statements. See the Outlook section of Management's Discussion and Analysis. The Company's assessment of the costs of its Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.


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

The components of comprehensive income, net of related tax, are as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30            September 30
                                    1998          1997      1998         1997
--------------------------------------------------------------------------------
Net income                        $  274        $ 1,465    $  842      $  3,395
   Foreign currency translation
   adjustments                       (16)           (38)        8           (59)
                                  ----------------------------------------------
 Comprehensive income             $  258        $ 1,427    $  850      $  3,336
                                  ==============================================



The components of accumulated comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:



                                                September 30      December 31
(thousands)                                         1998             1997
--------------------------------------------------------------------------------
Foreign currency translation adjustments         $   (396)         $   (404)
                                                --------------------------------

Accumulated comprehensive income                 $   (396)         $   (404)
                                                ================================


NOTE 9 - Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30,
1998 VS. 1997

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

In 1997, the Company derived 39% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. Health claims processing systems represented 90% of this revenue. The Company completed the order received in the fourth quarter of 1997 for 10 high-volume scanning systems for this customer in the first quarter of 1998. This order brings the total health claims processing systems ordered and delivered to date to 95.
The Company's practice is to disclose the number of systems to be delivered upon receipt of a purchase order. The Company's expectation was for 150 systems to be delivered over a period of time. The efficiencies created by the application of the Company's technology will reduce the overall requirements for this implementation. The Japanese health organization, the end user of these systems is currently evaluating its system requirements going forward. The Company believes that with the continued pressures on the Yen and the objective to reduce the cost of medical fee processing in Japan, the user is faced with a challenge to continue to improve its efficiency. The Company expects to receive the results from this internal study by the end of 1998.
The Company believes that success in achieving the initiatives described below will help offset the significant reduction of $14.5 million in sales from this customer for 1998 as compared to 1997. The inability of the Company to achieve these initiatives may have a materially adverse effect on earnings.

Five major initiatives currently underway are expected to help compensate for this anticipated decline in revenues. The first initiative is in the healthcare industry, combining the Company's ImageEMC++ system with its high performance image capture transports, to process HCFA Medicare claim forms as well as other types of medical claim forms. The Company has focused on and experienced early success with this vertical line of business and believes it provides an opportunity for growth. This initiative has not performed up to expectations in 1998, however, the level of prospect activity is high and the Company believes that this segment of the Image Data Capture market will provide continued sales opportunities and growth in the future.

The second initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the healthcare/insurance, government/tax, transportation, and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in new markets. The Company is pleased with the results of this initiative in 1998. The Company's solution business has increased by $3.3 million or 27% for the first nine months of 1998 compared to the first nine months of 1997. The government/tax line of business has provided the largest increase in activity with $12.1 million in orders announced since June of 1998.

The third initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has historically experienced strong sales activity through relationships with highly qualified and productive distributors. During the last three years, sales to Japanese distributors have averaged 40% of total revenues. Over the next two years, the Company will focus on developing comparably strong relationships in Europe, Latin America and other Pacific Rim countries.
During 1998, the Company has had minimal achievements with this initiative. The Asian marketplace, most notably Japan, has been a significant disappointment to the Company during 1998. The economic environment in the Pacific Rim and Latin America has been an impediment to growth in these markets. The Company has been strengthening its relationships in Europe, demonstrated by three sales to a distributor in England and the active pursuit of sales of the Series 7400 with 4 Value Added Resellers in Europe.

The fourth initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that its hardware maintenance service, manufacturing and custom engineering organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities. The Company has been effective in leveraging all three of these core competencies. During the first quarter of 1998, the Company executed its first contract manufacturing relationship under an agreement to manufacture secured access systems for RAPOR, Inc. The Company also received an order in October 1998, to manufacture 100 RAPOR security doors, valued at over $2 million. The Company has also expanded its service base of Original Equipment Manufacturers (OEMs) and Distributors by adding 1 new partner and 427 sites where it will provide on-site warranty and remedial maintenance. The Company has also utilized its engineering resources to develop the production model of the RAPOR Fastrac security door and to provide specific enhancements to the Series 9000 for a custom application in the United States.

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

The Company completed two acquisitions during the month of June 1998, which were immediately accretive. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable net of reserves of $.4 million, fixed assets net of accumulated depreciation of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The Company reported goodwill related to the SCS transaction of $9.2 million. SCS develops, markets and supports a portfolio of data entry and document automation software products that enable customers to realize high quality data, image capture, and character recognition for high speed document recognition and data entry applications. These products are designed to create, verify, validate and export documents such as invoices, bills of lading, credit card applications and order forms. SCS also provides document automation consulting, network and application integration services. SCS markets and sells its products and services to its 2,700 customers in the transportation, financial services, health care and state and federal government markets. SCS currently has approximately 50 employees. The Company intends to keep SCS at its present location in Birmingham, Alabama.

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

Net sales in the first nine months of 1998 decreased $10.3 million or 34% compared with the first nine months of 1997 and $4.9 million or 44% for the third quarter of 1998 compared to the third quarter of 1997. Compared to the first nine months of 1997, international sales decreased $13 million while North American sales increased $2.7 million. International sales for the third quarter of 1998 decreased $6.3 million compared to 1997. This decrease was comprised of a reduction in sales to the Japanese health organization of $6.9 million, offset by an increase in other international sales of $.6 million. North American sales for the quarter increased $1.4 million to $5.2 million compared to $3.9 million in the third quarter of 1997 due to the Company's success in efforts to emphasize its "Solutions at Work" focus on the targeted markets.

Service revenues increased $3.1 million in the first nine months of 1998 compared with the first nine months of 1997. Service revenues in the third quarter of 1998 increased $1.8 million from the third quarter of 1997. Customer service revenue in the first nine months of 1998 increased $.4 million due to a $.7 million increase directly related to the Company's acquisition of the Maintenance Division of Access Corporation, offset by a $.3 million reduction related to the continued transition of older products on maintenance surcharges. Year-to-date professional services revenue increased $2.8 million due to the continued focus on the solutions business in the targeted markets and the acquisition of SCS.

Cost of sales decreased $7.1 million from the first nine months of 1997 and decreased $3.7 million from the third quarter of 1997. The year-to-date and third quarter decreases are a reflection of the completion of the Japanese Health Organization order during the first quarter of 1998. Cost of sales as a percentage of net sales was 59% for the first nine months of 1998, compared to 62% in the prior year. This percentage for the third quarter of 1998 was 53%, compared to 63% for the same period in 1997. The decreases are due to a change in the overall sales mix.

Service expenses increased $2.4 million in the first nine months of 1998 and increased $1.5 million in the third quarter of 1998 compared with 1997. Customer service expenses increased $1.5 million in the first nine months of 1998 and $.9 million in the third quarter of 1998 due to product support costs for SCS, ISO9001 certification costs and the normal operating expenses related to the increase in revenue garnered by the acquisition of the Maintenance Division of Access Corporation. Professional service expenses increased $.8 million in the first nine months of 1998 and increased $.6 million in the third quarter mainly due to professional services expenses at Southern Computer Systems.

Sales and marketing expenses decreased $.6 million in the first nine months of 1998 primarily due to a specific accounts receivable reserve recorded in 1997 and a decrease in commission expense directly attributable to the decrease in net sales. Expenses for the third quarter decreased $.2 million from 1997 to 1998, mainly due to decreases in commissions.

Research and development expenses in 1998 increased $.4 million from the first nine months of 1997 and in the third quarter of 1998 remained consistent with the third quarter of 1997. The year to date increases are mainly due to increases in consulting expenses related to the Company's Image EMC++ product line and the acquisition of the product development organization of SCS.

General and administrative expenses increased $.1 million in the first nine months of 1998 compared to the first nine months of 1997 and $.2 million in the third quarter. These increases were due to the amortization of goodwill.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1998 decreased $4.2 million from December 31, 1997, for the reasons discussed below.

Borrowings increased to $8.8 million at September 30, 1998 from a zero balance at the end of 1997. The borrowings were due to acquisition related activities, as discussed in Note 3. On May 28, 1998, the Company amended its loan agreement extending the maturity date to May 27, 1999 and increasing the line of credit from $4 million to $10 million. On November 6, 1998, the Company amended its loan agreement increasing the line of credit from $10 million to $13 million through February 28, 1999. (See Note 4 for further details.) The available balance on the line of credit was $3.1 million at November 10, 1998.

Operating activities used $.3 million of cash in the first nine months of 1998.

Non-cash expenses recorded during the first nine months of 1998 were $1.9 million vs. $2.9 million for the same period in 1997. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, provisions for losses on accounts receivable, provisions for inventory obsolescence, amortization of goodwill and deferred taxes.

Net accounts receivable increased $3.3 million during the first nine months of the year. This increase of $.6 million is partially due to the timing of collections. The collection of receivables has been slowing as a result of the transition from a product based supplier which traditionally has quicker payment time frames and experience to a more complete solutions provider which typically has extended payment terms and a slower payment history. The Company is addressing this issue with more pre-sales communications and contract language that better fits the solutions business, in order to set a proper level of expectations with its customers. The remaining increase of $2.7 million is due to the increased level of systems that are undergoing acceptance testing at customer sites.

Inventories decreased $1.6 million in the first nine months of 1998. Total manufacturing inventories decreased $1.1 million from the beginning of the year mainly due to a $1.2 million decrease in work-in-process inventory and a $.7 million decrease in finished goods inventory, offset by a $.8 million increase in raw materials. These overall decreases reflect the Company's focus on reducing inventory levels and improving just-in-time purchases, as well as the completion of several system orders including the Japanese health organization order. Customer service inventories decreased by $.5 million in the first nine months of the year mainly due to the amortization of parts inventory.

Prepaid expenses and other current assets increased $.3 million primarily due to increases in prepaid costs related to the consulting and noncompetition agreements for the principals of SCS, which was acquired on June 16, 1998, as discussed in the June 30, 1998 Form 8-K.

Net plant and equipment decreased $.3 million during the first nine months of 1998. Additions of $.6 million for purchases related to the implementation of the Enterprise Resource Planning system, the SCS acquisition, and leasehold improvements were offset by $.9 million of depreciation expense recorded during the first nine months of the year.

Goodwill of $12.6 million was recorded during the second quarter of 1998, due to the acquisitions of SCS and the Maintenance Division of Access Corporation. Amortization of goodwill of $.2 million was recorded during the third quarter.

Accounts payable increased $2.8 million from December 31, 1997, due to the timing of payments and an increase in third-party purchases for solutions sales currently undergoing the implementation process.

Accrued salaries and wages decreased $.9 million reflecting the disbursement of the 1997 incentive compensation of $1.1 million, offset by the current year's accruals for incentive compensation and vacation.

Taxes other than income taxes decreased $.3 million from December 31, 1997 mainly due to decreases in sales and use tax accruals on decreased revenue.

Income taxes decreased $.5 million due to payment of the 1997 estimated income tax liability and quarterly payments made for estimated 1998 tax liability.

Customer deposits decreased $2.5 million mainly due to the acceptance of the Japanese Health Organization claims processing systems, recognized in revenue during the first quarter of 1998, which had included substantial deposits.

Deferred revenues, net of costs, increased $1.2 million from December 31, 1997, due to systems awaiting customer acceptance.

Other accrued expenses increased $.7 million primarily due to accrued expenses related to the acquisition activity.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.5(a) Amendment adopted September 21, 1998 to Scan-Optics, Inc. Amended 1990 Stock Option Plan for Outside Directors

    (b)     Reports on Form 8-K.

            None

                                                               EXHIBIT 10.5(a)

                                   AMENDMENT

RESOLVED: That Section 7(b) of the Scan-Optics, Inc. Amended 1990 Stock Option Plan for Outside Directors is hereby amended to read as follows:

7. GRANT OF OPTIONS AND OPTION PRICE

   (b) FUTURE PARTICIPANTS. Directors who are newly elected to the Board at an annual meeting of the stockholders shall receive an automatic grant of an Option to purchase 5,000 Shares on the first anniversary of the date of such election; provided, that such automatic grant shall only be made if the director is a Participant on such date, and the number of Shares subject to future grant under the Plan is sufficient to make the automatic grants required to be made pursuant to the Plan on such date. Directors who are newly elected to the Board other than at an annual meeting of the stockholders shall receive on the next anniversary of the Effective Date subsequent to such election an automatic grant of an Option to purchase the number of Shares equal to the product of (i) 5,000 multiplied by (ii) a fraction, the numerator of which is the number of days in the period which starts on the date of such election and ends on the date of such next anniversary and the denominator of which is 365; provided, that such automatic grant shall be made only if the director is a Participant on such date, and the number of Shares subject to future grant under the Plan is sufficient to make the automatic grants required to be made pursuant to the Plan on such date.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                  (Registrant)




Date      November 13, 1998           JAMES C. MAVEL
          -----------------           ------------------------------------
                                      James C. Mavel
                                      Chairman, President, Chief Executive
                                      Officer and Director



Date      November 13, 1998           MICHAEL J. VILLANO
          -----------------           -------------------------------------
                                      Michael J. Villano
                                      Chief Financial Officer,
                                      Vice President and Treasurer