Form 10-K/A
period 1997-12-31
SCAN OPTICS INC
filed 1998-11-25
CIK 87086

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

EXPLANATORY NOTE
The Company filed a Form 10-K/A on March 9, 1998, to amend items reported in its Form 10-K for the year ended December 31, 1997, filed on February 26, 1998, to amend the Facing Page of the Form 10-K. This was to amend the specified date for the computation of the aggregate market value of the voting stock and to amend the date utilized to determine the number of common stock shares outstanding.

EXPLANATORY NOTE
The Company is filing this Form 10-K/A to amend items reported in its Form 10-K for the year ended December 31, 1997, filed on February 26, 1998, and amended on Form 10-K/A, filed on March 9, 1998, to reflect a revision in the 1995
calculation of diluted earnings (loss) per share.   The Items amended are set
forth in "Part II, Item 6 - Selected Financial Data"; "Part II, Item 8 - Consolidated Statements of Operations"; "Part II, Item 8 - Notes to Consolidated Financial Statements, Note N" and in "Amended Financial Data Schedule" as required by Item 601(c)(2)(iii) of Regulation S-K.

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



ITEM 6 - SELECTED FINANCIAL DATA


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)         1997        1996        1995         1994        1993
--------------------------------------------------------------------------------------------
Total Revenues                        56,608      46,034      42,084       43,889     36,381
                                      ======      ======      ======       ======     ======

Income (loss) before income taxes      5,691       3,265      (1,327)       1,244       (932)
  Income taxes (benefit)                 (99)         (9)        (72)         (40)        49
                                      ------      ------      ------       ------     ------

Net Income (Loss)                      5,790       3,274      (1,255)       1,284       (981)
                                      ======      ======      ======       ======     ======

Basic earnings (loss) per share         0.87        0.50       (0.19)        0.20      (0.15)
                                      ======      ======      ======       ======     ======

Basic weighted-average shares      6,632,248   6,530,244   6,512,475    6,457,701  6,345,137


Diluted earnings (loss) per share       0.82        0.49       (0.19)        0.19      (0.15)
                                      ======      ======      ======       ======     ======


Diluted weighted-average shares    7,070,013   6,715,942   6,512,475    6,872,417   6,345,137



SELECTED BALANCE SHEET DATA

  Total assets                        38,707      31,121      29,514      29,619       27,878
  Working capital                     24,643      17,318      14,239      14,015       13,135
  Total stockholders' equity          27,733      21,207      17,751      18,731       17,097


The Company has not paid any dividends for the five year period ended December 31, 1997.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see notes to the consolidated financial statements beginning on page 29.

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
                                              ==============================


See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31

(thousands, except share data)           1997       1996       1995
-----------------------------------------------------------------------
Revenues
  Net sales                              41,361     30,275     27,642
  Service revenues                       14,124     14,515     13,846
  Engineering revenues                      876      1,156        463
  Other operating revenues                  247         88        133
                                         ------     ------     ------
    Total revenues                       56,608     46,034     42,084

Costs and Expenses
  Cost of sales                          25,066     19,622     19,487
  Service expenses                       10,400      9,544     10,613
  Sales and marketing expenses            7,297      5,502      5,156
  Research and development expenses       4,552      4,142      4,574
  General and administrative expenses     3,737      3,939      3,142
  Interest expense                           14        102        488
                                         ------     ------     ------
    Total costs and expenses             51,066     42,851     43,460
                                         ------     ------     ------

Operating income (loss)                   5,542      3,183     (1,376)

Other income, net                           149         82         49
                                         ------     ------     ------

Income (loss) before income taxes         5,691      3,265     (1,327)

  Income tax benefit                        (99)        (9)       (72)
                                         ------     ------     ------

Net Income (Loss)                         5,790      3,274     (1,255)
                                         ======     ======     ======

Basic earnings (loss) per share             .87        .50       (.19)
                                         ======     ======     ======

Basic weighted-average shares         6,632,248  6,530,244  6,512,475

Diluted earnings (loss) per share           .82        .49       (.19)
                                         ======     ======     ======

Diluted weighted-average shares        7,070,013  6,715,942  6,512,475



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



NOTE N -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             December 31
                                                  1997          1996           1995
Numerator:
        Net Income (loss)                      $      5,790  $      3,274  $      (1,255)
Denominator:
        Denominator for basic earnings
        per share (weighted-average shares)       6,632,248     6,530,244      6,512,475
        Effect of dilutive securities:
                Employee stock options              437,765       185,698
        Denominator for diluted earnings
        per share (adjusted weighted-average
        shares and assumed
        conversions)                              7,070,013     6,715,942      6,512,475
Basic earnings (loss) per share                   $     .87     $     .50      $    (.19)
Diluted earnings (loss) per share                 $     .82     $     .49      $    (.19)

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

                               SCAN-OPTICS, INC.
                                   Registrant

                                   By: /s/ James C. Mavel
                                   James C. Mavel
                                   Chairman, Chief Executive Officer,
                                   President and Director
                                   Date:    November 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ James C. Mavel
James C. Mavel                     Chairman, Chief Executive Officer,
                                   President and Director
                                   (Principal Executive Officer)
                                   Date:    November 18, 1998

/s/ Michael J. Villano
Michael J. Villano                 Chief Financial Officer, Vice President and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)
                                   Date:    November 18, 1998


/s/ Logan Clarke, Jr.
Logan Clarke, Jr.                  Director November 18, 1998

/s/ Richard J. Coburn
Richard J. Coburn                  Director November 18, 1998

/s/ E. Bulkeley Griswold
E. Bulkeley Griswold               Director November 18, 1998

/s/ Lyman C. Hamilton, Jr.
Lyman C. Hamilton, Jr.             Director November 18, 1998

/s/ Robert H. Steele
Robert H. Steele                   Director November 18, 1998

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