Form 10-Q
period 1999-03-31
SCAN OPTICS INC
filed 1999-05-17
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended               MARCH 31, 1999
                                ------------------------------------------

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                      to
                                ------------------      ------------------


Commission File No.              0-5265
                     -----------------------------------------------------

                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 06-0851857
--------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)



  169 PROGRESS DRIVE, MANCHESTER, CT                       06040
--------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code


                              (860) 645-7878
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of May 12, 1999 was 7,396,232.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)            March 31, 1999    December 31, 1998
------------------------------------------------------------------------------
                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                  $       234       $       216
  Accounts receivable less allowance of $192
    at March 31, 1999 and $206
    at December 31,1998                           21,630            22,725
  Inventories                                     10,694            11,478
  Deferred taxes                                     930               960
  Deferred costs, net of revenues                    419               502
  Prepaid expenses and other                         919             1,012
                                             ---------------------------------
    Total current assets                          34,826            36,893


Plant and equipment:
  Equipment                                       13,861            13,601
  Leasehold improvements                           4,830             4,815
  Office furniture and fixtures                    1,311             1,307
                                             ---------------------------------
                                                  20,002            19,723
  Less allowances for depreciation and            16,612            16,367
                                             ---------------------------------
    ammortization                                  3,390             3,356

Goodwill, net                                     11,820            12,110
Other assets                                       1,483               633
                                             ---------------------------------
Total Assets                                 $    51,519       $    52,992
                                             =================================







(thousands, except share data)            March 31, 1999    December 31, 1998
------------------------------------------------------------------------------
                                            (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                          $    3,936        $    5,487
  Notes payable to bank                         11,545            11,524
  Salaries and wages                             1,023             2,007
  Taxes other than income taxes                    867               691
  Income taxes                                                        35
  Customer deposits                              1,132                99
  Other                                          1,827             1,943
                                            ----------------------------------
   Total current liabilities                    20,330            21,786

  Deferred taxes                                   171               263
  Other liabilities                                697               697

Stockholders' Equity
 Preferred stock, par value $.02 per share,
  authorized 5,000,000 shares; none
   issued or outstanding
 Common stock, par value $.02 per share,
  authorized 15,000,000 shares;
   issued, 7,391,232 shares at March 31, 1999
    and 7,370,482 shares at December 31, 1998      148               147
 Common stock Class A Convertible, par
  value $.02 per share, authorized 3,000,000
   shares; available for issuance 2,145,536
    shares; none issued or outstanding
 Capital in excess of par value                 35,555            35,501
 Retained-earnings deficit                      (2,160)           (2,240)
 Foreign currency translation adjustments         (576)             (516)
                                            ----------------------------------
                                                32,967            32,892
 Less cost of common stock in treasury,
  413,500 shares                                 2,646             2,646
                                            ----------------------------------
   Total stockholders' equity                   30,321            30,246
                                            ----------------------------------
 Total Liabilities and Stockholders'
  Equity                                    $   51,519        $   52,992
                                            ==================================


See accompanying notes.



SCAN-OPTICS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
(thousands, except share data)                       1999              1998
-------------------------------------------------------------------------------
Revenues
  Product sales                                 $     6,579       $    8,538
  Service revenues                                    6,571            4,256
  Engineering revenues                                   73               67
  Other operating revenues                                9               31
                                                -------------------------------
    Total revenues                                   13,232           12,892

Costs and Expenses
  Cost of product sales                               4,481            5,739
  Service expenses                                    4,538            2,930
  Sales and marketing expenses                        1,359            1,353
  Research and development expenses                   1,484            1,284
  General and administrative expenses                 1,081              943
  Interest expense                                      222
                                                -------------------------------
    Total costs and expenses                         13,165           12,249
                                                -------------------------------
Operating income                                         67              643

Other income, net                                        52               61
                                                -------------------------------
Income before income taxes                              119              704

  Income taxes                                           39              276
                                                -------------------------------
Net Income                                      $        80       $      428
                                                ===============================
Basic earnings per share                        $       .01       $      .06
                                                ===============================
Basic weighted-average shares                     6,965,521        6,812,689

Diluted earnings per share                      $       .01       $      .06
                                                ===============================

Diluted weighted-average shares                   7,068,944        7,149,461


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                                           March 31
(thousands)                                          1999              1998
-------------------------------------------------------------------------------
Operating Activities
  Net income                                      $      80         $     428
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                        237               298
    Amortization                                        411               402
    Amortization of goodwill                            290
    Provision for losses on accounts receivable          10
    Deferred taxes                                      (62)              242
    Changes in operating assets and liabilities:
      Accounts receivable                             1,085             1,893
      Inventories                                       373             2,376
      Prepaid expenses and other                         93               318
      Accounts payable                               (1,551)             (778)
      Accrued salaries and wages                       (984)           (1,046)
      Taxes other than income taxes                     176              (374)
      Income taxes                                      (35)             (708)
      Deferred costs, net of revenues                    83               (87)
      Customer deposits                               1,033            (2,274)
      Other                                          (1,026)              (36)
                                                  -----------------------------
    Net cash provided by operating activities           213               654

Investing Activities
  Purchases of plant and equipment                     (271)             (157)
                                                  -----------------------------
    Net cash used by investing activities              (271)             (157)

Financing Activities
  Proceeds from issuance of common stock                 55                64
  Proceeds from borrowings                           11,385
  Principal payments on borrowings                  (11,364)
                                                  -----------------------------
    Net cash provided by financing activities            76                64

Increase in cash and cash equivalents                    18               561

Cash and Cash Equivalents at Beginning of Year          216             4,386
                                                  -----------------------------
Cash and Cash Equivalents at End of Period        $     234         $   4,947
                                                  =============================


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 1999

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                          March 31       December 31
(THOUSANDS)                                 1999             1998
-----------------------------------------------------------------------
Finished goods                          $   1,863         $  1,885
Work-in-process                             1,298            2,129
Service parts                               3,816            3,808
Materials and component parts               3,717            3,656
                                      ---------------------------------
                                        $  10,694         $ 11,478
                                      =================================



NOTE 3 - Acquisition Activities

The Company recently announced the signing of a memorandum of agreement to acquire the Photomatrix Scanner and Maintenance Division of Photomatrix Imaging Corporation of Carlsbad, California, including certain product and technology rights. The acquisition is subject to the negotiation and execution of a definitive asset purchase agreement, a related agreement for Photomatrix to manufacture certain products for the Company, and the approval of the Boards of Directors of both corporations.

NOTE 4 - Credit Arrangements

On May 28, 1998, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 27, 1999 and to increase the line from $4 million to $10 million. Subsequently, the line of credit was increased from $10 million to $13 million through May 27, 1999. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels and tangible net worth levels. The line bears interest at prime and the unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $1,455,000 at March 31, 1999.
There were no borrowings during the first quarter of 1998. The weighted average interest rate on borrowings during the first quarter of 1999 was 7.84%.

The Company negotiated changes to the line of credit effective May 10, 1999. The $13 million line of credit has been reduced to $10 million with a three year term. The unused portion of the line continues to be subject to a commitment fee of 3/8% per annum. Additionally, a five year term loan in the amount of $10 million has been established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The term loan contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. Both the line of credit and the term loan bear interest at prime.


NOTE 5 - Income Taxes

At March 31, 1999, the Company has approximately $350,000, $2,600,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany respectively, which are scheduled to expire periodically between 1999 and 2005. At March 31, 1998, the Company had approximately $450,000, $2,600,000 and $700,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 1999 to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:


                                                March 31     December 31
(THOUSANDS)                                       1999          1998
-------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                       $   1,444      $   1,475
   Depreciation                                      92             92
   Inventory valuation                              174            174
   Inventory                                        153            115
   Deferred maintenance revenue                     133            178
   Accounts receivable reserves                      26             26
   Goodwill                                          89             59
   Revenue recognition - systems undergoing
     acceptance testing                               6             29
   Vacation accrual                                 187            188
   Other                                            162            162
                                              ---------------------------
      Total deferred tax assets                   2,466          2,498

 Deferred tax liabilities:
   Depreciation and other                           (21)           (84)
                                              ---------------------------
Total deferred tax liabilities                      (21)           (84)

 Valuation allowance                             (1,686)        (1,717)
                                              ---------------------------
      Net deferred taxes                      $     759      $     697
                                              ===========================



NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              March 31       March 31
                                                1999           1998
-------------------------------------------------------------------------
Numerator:
   Net income                                $       80     $      428
                                            =============================

Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)        6,965,521      6,812,689

   Effect of dilutive securities:
      Employee stock options                    103,423        336,772

   Denominator for diluted earnings
   per share (adjusted weighted-average     -----------------------------
   shares and assumed conversions)            7,068,944      7,149,461
                                            =============================


Basic earnings per share                     $      .01     $      .06
                                            =============================

Diluted earnings per share                   $      .01     $      .06
                                            =============================


NOTE 7 - Year 2000 Compliance

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

The Company is aware and has informed each of its customers for whom it has current information that certain of its products, systems and applications developed, produced or sold, to the extent they are date sensitive at all, may not be Year 2000 compliant. Since the Company sells systems that are designed and integrated to order, the Company also reminded its customers that it is the customers' responsibility to test the products, systems and applications purchased by them to determine whether such items are Year 2000 compliant. The Company has offered to its customers, where applicable, upgrades or consulting assistance at the customer's cost. The Company has also posted information regarding the Year 2000 compliance of its products, systems and applications on its web site at www.scanoptics.com.

In order to improve access to business information through common, integrated computing systems worldwide, the Company recently completed the replacement of its internal corporate information system and several other systems with systems that use programs primarily from SAP America, Inc. The implementation of the new systems, which are expected to make substantially all of the Company's internal corporate computer systems Year 2000 compliant, was completed March 1, 1999. The vendors of all new systems have certified them as being Year 2000 compliant. The Company intends to perform independent Year 2000 testing of these systems, and the testing is expected to be completed during the second quarter of 1999.

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

The Company estimates that, as of March 31, 1999, its costs of addressing the Year 2000 problem have been less than $100,000. The Company's best estimate at this time of the future costs of addressing the Year 2000 problem is that the costs will not exceed an additional $200,000. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow, and to expense such costs as incurred.

This description of matters relating to the Year 2000 problem contains a number of forward-looking statements. (See the Outlook section in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.) The Company's assessment of the costs of its Year 2000 program and the timetable for completing its Year 2000 preparations are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors. The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from those currently anticipated. In addition, there can be no assurance that the Company's Year 2000 program will be effective or that its contingency plans will be sufficient. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer software codes and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.


NOTE 8 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-months ended March 31, 1999 and 1998 are as follows:

                                                March 31      March 31
(THOUSANDS)                                       1999          1998
------------------------------------------------------------------------
Net income                                    $      80      $     428
   Foreign currency translation adjustments         (40)            22
                                            ----------------------------
   Comprehensive income                       $      40      $     450
                                            ============================


The components of accumulated comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                March 31     December 31
(THOUSANDS)                                       1999          1998
------------------------------------------------------------------------
Foreign currency translation adjustments      $   (513)      $   (473)
                                            ----------------------------
Accumulated comprehensive income              $   (513)      $   (473)
                                            ============================


NOTE 9 - Segment Information

The Company views its business in three distinct revenue categories: Product and solution sales, Maintenance revenue, and Contract manufacturing. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.

                                                  Three Months Ended
                                                       March 31
(THOUSANDS)                                        1999         1998
------------------------------------------------------------------------
Revenues
   Product and solution sales                 $   9,081      $  10,250
   Maintenance revenue                            3,731          2,642
   Contract manufacturing                           420
                                             ---------------------------
      Total revenues                             13,232         12,892

   Cost of product sales                          4,481          5,739
   Service expenses                               4,538          2,930
                                             ---------------------------
      Gross profit margin                         4,213          4,223

   Operating expenses, net                        4,094          3,519
                                             ---------------------------
Income before income taxes                    $     119      $     704
                                             ===========================
Total expenditures for additions to
  long-lived assets                           $     279      $     307


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations and are made under safe harbor provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward looking statements involve a number of risks and uncertainties that could materially affect future results. Among these risk factors are changes in general economic and business conditions in the United States and foreign markets, increased competition or a slowdown in growth within the scanning and imaging market, alternate forms of processing, inability to consummate accretive acquisitions, and other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (See also Year 2000 Compliance in Note 7.) The foregoing factors should not be construed as exhaustive.

The Company has four major growth initiatives currently underway to improve shareholder value. The first initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the government, healthcare, transportation, financial and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in these new markets. The Company reported revenue of $5.8 million from four of the target markets in the first quarter of 1999, compared to $2.3 million in target market revenue during the first quarter of 1998.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. The Company will continue to focus on developing comparably strong relationships in Europe, Latin America and other Pacific Rim countries. During 1998, the Company had minimal achievements with this initiative. The Asian marketplace, due to its economic challenge, most notably Japan, was a significant disappointment to the Company during 1998. The economic environment in Latin America has also been an impediment to growth in these markets. The Company has been strengthening its relationships in Europe, demonstrated by $1 million in sales during the first quarter of 1999, compared to $.4 million in sales during the first quarter of 1998.

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service and manufacturing organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities. In 1998, the Company was successful in attaining a $2 million contract manufacturing order from Rapor, Inc., a security door provider, for delivery in 1999. In the first quarter of 1999, the Company received an initial order from another customer for manufacture of its product. The Company expects follow on orders to be received after the completion of the initial order.

The last initiative is growth through an accretive acquisition or acquisitions. In the fourth quarter of 1997, the Company engaged the services of an investment banking firm to assist in a corporate growth strategy that is focused on the consolidation occurring in the imaging and data capture market. The imaging industry includes many smaller companies and management believes achieving greater critical mass will increase the likelihood of growth in the adoption of this technology. With that in mind, the Company is pursuing acquisitions that will utilize its core competencies and will provide immediately accretive earnings. During 1998, the Company completed two acquisitions, Southern Computer Systems (SCS), a software and solutions provider, and the hardware maintenance division of Access Corporation. (For more information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) The Company announced on April 13, 1999, that it had signed a memorandum of agreement to acquire the Photomatrix Scanner and Maintenance Division of Photomatrix Imaging Corporation of Carlsbad, California, including certain product and technology rights. It is the Company's policy not to discuss or comment on negotiations regarding such transactions until a definitive agreement is signed or after circumstances indicate a high degree of probability that a transaction will be consummated, unless the law otherwise requires.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 VS. 1998

Total revenues increased $.4 million or 3% from the first quarter of 1998 to the first quarter of 1999.

Product sales decreased $2.0 million or 23% in the first quarter of 1999 compared with the first quarter of 1998. North American sales increased $2.7 million or 149% due to the continued focus on solutions sales growth in this geographic area. International sales decreased $4.7 million or 70% mainly due to the $5.7 million in sales to the Japanese health organization in the first quarter of 1998, partly offset by an increase in sales to Europe during the first quarter of 1999.

Service revenues increased $2.3 million during the first three months of 1999 compared to the same period in 1998. Hardware maintenance and support revenue increased $1.1 million mainly due to the increase in the third party maintenance business. Professional service revenue increased $1.2 million reflecting the Company's drive to provide greater customer value through total solutions in the targeted markets.

Cost of product sales decreased $1.3 million from the first quarter of 1998. Cost of product sales as a percentage of product sales was 68% for the first quarter of 1999, compared to 67% in the prior year. The components of cost of sales changed markedly from the first quarter of 1998 to the first quarter of 1999. In the first quarter of 1998, cost of sales reflected a lower gross margin on sales, mainly due to the low margin on product sales to the Japanese health organization, offset by manufacturing efficiencies achieved from the production volume. In the first quarter of 1999, manufacturing volume was down; however, this was offset by the increased gross margin on end user sales.

Service expenses increased $1.6 million in the first quarter of 1999 compared with the respective period of 1998. Customer service expenses increased $.7 million which is reflective of the increase in revenue. The gross margin on customer service revenue increased 3% from 21% in the first quarter of 1998 to 24% in the first quarter of 1999. Professional service expenses increased $.9 million, reflective of the increase in revenue. The gross margin on professional service revenue was 47% in the first quarter of 1998, and 40% in the first quarter of 1999. The Company continues to focus on and invest in the target market solution applications which require skilled employees to deliver the hardware, software, and professional services to meet the customers' complete solution requirements.

Research and development expenses increased $.2 million from the first quarter of 1998 to the first quarter of 1999 mainly due to the continued investment in core technologies and application software to meet the requirements of the target markets.

General and administrative expenses increased $.1 million from the first quarter of 1998 to the first quarter of 1999 mainly due to the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 1999 increased $18,000 from December 31, 1998.

As of March 31, 1999, the Company had $11.5 million in outstanding borrowings against its $13 million line of credit. The Company negotiated changes to the line of credit effective May 10, 1999, which are outlined in Note 4. Additional acquisition activity may cause the Company to review other financing alternatives.

Operating activities provided $.4 million of cash in the first three months of 1999.

Non-cash expenses recorded during the quarter were $.9 million vs. $.9 million for the same period in 1998. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable and deferred taxes.

Net accounts receivable decreased $1.1 million during the first quarter of the year due to collections on 1998 sales offset by first quarter 1999 sales.

Total inventories decreased $.8 million in the first quarter of 1999. Total manufacturing inventories decreased $.8 million from the beginning of the year due to reductions in work-in-process inventory of $.8 million due to the timing of the manufacturing production cycle. Customer service inventories remained consistent with the beginning of the year levels.

Net plant and equipment remained flat during the first quarter of 1999 mainly due to $.3 million of additions related to internal computer equipment and the capitalization of test time related to the implementation of the internal corporate information system, offset by $.3 million of depreciation expense recorded during the first three months of the year.

Goodwill decreased by $.3 million due to the amortization recorded for the quarter. Southern Computer Systems (SCS), a privately held company, was purchased in June of 1998. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $9.2 million is being amortized over a twenty year period. The acquisition of the maintenance division of Access Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five year period.

Other assets increased by $.9 million due to the source code licensing agreement signed with Bluebird Systems of Carlsbad, California.

Accounts payable decreased $1.6 million from December 31, 1998 due to the timing of payments.

Accrued salaries and wages decreased $1 million during the first quarter of 1999 reflecting the disbursement of the 1998 incentive compensation of $.6 million and the December 1998 commission of $.9 million. This was partly offset by the accrual of commissions related to the first quarter of 1999.

Taxes other than income taxes increased $.2 million due to the timing of sales and use tax payments.

Customer deposits increased $1 million from December 31, 1998, mainly due to the receipt of a $.9 million deposit from a customer for work to be performed during 1999.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                   For the Three Months Ended March 31, 1999


No reports on Form 8-K were filed during the first three months of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                 (Registrant)




Date       MAY 14, 1999    /ss/
       -----------------   -------------------------------------
                           James C. Mavel
                           Chairman, Chief Executive Officer,
                           President and Director



Date      MAY 14, 1999     /ss/
       ----------------    -------------------------------------
                           Michael J. Villano
                           Chief Financial Officer,
                           Vice President and Treasurer