Form 10-Q
period 1999-06-30
SCAN OPTICS INC
filed 1999-08-16
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended          June 30, 1999
                                -------------------------------------------

(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                                to
                                 --------------------------      ----------


Commission File No.                     0-5265
                    -------------------------------------------------------


                                SCAN-OPTICS, INC.
---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                06-0851857
---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

169 Progress Drive, Manchester, CT                   06040
---------------------------------------------------------------------------
(Address of principal executive offices)            Zip Code

                            (860) 645-7878
----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of August 13, 1999 was 7,396,232.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)             June 30, 1999    December 31, 1998
-----------------------------------------------------------------------------------
                                            (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                 $     251         $     216
  Accounts receivable less allowance of
    $221 at June 30, 1999 and
    $206 at December 31, 1998                  28,378            22,725
  Inventories                                  10,682            11,478
  Deferred taxes                                1,082               960
  Deferred costs, net of revenues                 499               502
  Prepaid expenses and other                    1,364             1,012
                                            -----------------------------
    Total current assets                       42,256            36,893


Plant and equipment:
  Equipment                                    14,063            13,601
  Leasehold improvements                        4,847             4,815
  Office furniture and fixtures                 1,311             1,307
                                            -----------------------------
                                               20,221            19,723
  Less allowances for depreciation and
    amortization                               16,894            16,367
                                            -----------------------------
                                                3,327             3,356

Goodwill, net                                  12,621            12,110
Other assets                                    1,531               633
                                            -----------------------------

Total Assets                               $   59,735         $  52,992
                                            =============================



(thousands, except share data)                 June 30, 1999    December 31, 1998
-----------------------------------------------------------------------------------
                                                (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                              $    4,439       $     5,487
  Notes payable to bank                             11,094            11,524
  Salaries and wages                                 1,513             2,007
  Taxes other than income taxes                      1,067               691
  Income taxes                                                            35
  Customer deposits                                    258                99
  Other                                              1,754             1,943
                                                ------------------------------
    Total current liabilities                       20,125            21,786

  Deferred taxes                                        76               263
  Note payable to bank                               8,500
  Other liabilities                                    697               697

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
     issued, 7,396,232 shares
      at June 30, 1999 and
       7,370,482 shares
        at December 31, 1998                           150               147
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
     shares; available for issuance 2,145,536
       shares; none issued or outstanding
  Capital in excess of par value                    35,566            35,501
  Retained-earnings deficit                         (2,097)           (2,240)
  Foreign currency translation adjustments            (636)             (516)
                                                ------------------------------
                                                    32,983            32,892
  Less cost of common stock in treasury,
    413,500 shares                                   2,646             2,646
                                                ------------------------------
      Total stockholders' equity                    30,337            30,246
                                                ------------------------------
  Total Liabilities and
   Stockholders' Equity                         $   59,735       $    52,992
                                                ==============================


See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended                     Six Months Ended
                                               June 30                               June 30
(thousands, except share data)         1999                1998               1999              1998
------------------------------------------------------------------------------------------------------------
Revenues
  Product sales                      $    6,941        $    5,735          $   13,520      $   14,273
  Service revenues                        7,770             3,900              14,341           8,156
  Engineering revenues                      114                33                 187             100
  Other operating revenues                    4                36                  13              67
                                    ------------------------------------------------------------------------
    Total revenues                       14,829             9,704              28,061          22,596

Costs and Expenses
  Cost of product sales                   4,327             2,880               8,808           8,620
  Service expenses                        5,331             2,984               9,869           5,914
  Sales and marketing expenses            2,218             1,566               3,577           2,919
  Research and development expenses       1,424             1,235               2,908           2,519
  General and administrative expenses     1,198               869               2,279           1,812
  Interest expense                          293                15                 515              15
                                    ------------------------------------------------------------------------
    Total costs and expenses             14,791             9,549              27,956          21,799
                                    ------------------------------------------------------------------------

Operating income                             38               155                 105             797

Other income, net                            40                74                  92             135
                                    ------------------------------------------------------------------------

Income before income taxes                   78               229                 197             932

  Income taxes                               15                89                  54             365
                                    ------------------------------------------------------------------------

Net Income                                   63               140                 143             567
                                    ========================================================================

Basic earnings per share                    .01               .02                 .02             .08
                                    ========================================================================

Basic weighted-average shares         6,984,361         6,956,478           6,974,941       6,884,584

Diluted earnings per share                  .01               .02                 .02             .08
                                    ========================================================================
Diluted weighted-average shares       7,174,591         7,130,938           7,121,768       7,140,200



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                    June 30
(thousands)                                                  1999               1998
-------------------------------------------------------------------------------------------
Operating Activities
  Net income                                             $    143            $  568
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation                                              529               600
    Amortization                                              844               801
    Amortization of goodwill                                  579               663
    Provision for losses on accounts receivable                30
    Deferred taxes                                           (309)              163
    Changes in operating assets and liabilities:
      Accounts receivable                                  (5,198)            1,678
      Inventories                                           1,342             2,125
      Prepaid expenses and other                             (276)             (363)
      Accounts payable                                     (1,639)             (183)
      Accrued salaries and wages                             (711)             (649)
      Taxes other than income taxes                           376                50
      Income taxes                                            (35)             (942)
      Deferred costs, net of revenues                           3              (215)
      Customer deposits                                       159            (2,420)
      Other                                                (1,507)             (313)
                                                          ------------------------------
    Net cash provided (used) by operating activities       (5,670)            1,563

Investing Activities
  Business acquisitions                                    (2,100)          (12,600)
  Purchases of plant and equipment                           (333)             (631)
                                                          ------------------------------
    Net cash used by investing activities                  (2,433)          (13,231)

Financing Activities
  Proceeds from issuance of common stock                       68               472
  Proceeds from borrowings                                 24,437             8,285
  Principal payments on borrowings                        (16,367)               (2)
                                                          ------------------------------
    Net cash provided by financing activities               8,138             8,755

Increase (decrease) in cash and cash equivalents               35            (2,913)

Cash and Cash Equivalents at Beginning of Year                216             4,386
                                                          ------------------------------
Cash and Cash Equivalents at End of Period               $    251        $    1,473
                                                          ==============================


See accompanying notes.


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:


                                        June 30        December 31
(thousands)                               1999             1998
------------------------------------------------------------------------
Finished goods                        $    564          $  1,885
Work-in-process                          2,259             2,129
Service parts                            4,560             3,808
Materials and component parts            3,299             3,656
                                      ----------------------------------
                                      $ 10,682          $ 11,478
                                      ==================================



NOTE 3 - Acquisition Activities

On June 22, 1999 the Company completed the acquisition of the product rights and certain assets of the Photomatrix Imaging Corporations subsidiary of Photomatrix, Inc. for $2.1 million in cash. The Company acquired accounts receivable net of reserves of $1.0 million, manufacturing and customer service inventory net of reserves of $1.4 million, fixed assets net of accumulated depreciation of $.1 million and other assets of $.1 million. The Company also assumed liabilities for accounts payable of $.6 million, deferred revenue of $.5 million, salary and benefits accruals of $.2 million and acquisition related expenses of $.3 million. The Company reported goodwill related to the transaction of $1.1 million which will be amortized over an average period of twelve and one-half years.

The Company recently announced that it had reached an agreement in principle to acquire 100% of the stock in Agissar Corporation.


NOTE 4 - Credit Arrangements


On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $406,000 and $1,717,000 as of June 30, 1999 and June 30, 1998 respectively. The weighted average interest rates on borrowings during the first half of 1999 and 1998 were 8.0% and 8.4% respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The term loan contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. Both the line of credit and the term loan bear interest at prime.


NOTE 5 - Income Taxes

At June 30, 1999, the Company has approximately $340,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany respectively, which are scheduled to expire periodically between 1999 and 2005. At June 30, 1998, the Company had approximately $200,000, $2,750,000 and $650,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first six months of 1999 to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences. The effective tax rate for the six months ended June 30, 1999 is less than the statutory rate primarily due to foreign income tax benefits.

Significant components of the Company's deferred tax assets and liabilities were as follows:


                                          June 30         December 31
(thousands)                                1999               1998
-------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                  $ 1,460          $  1,475
   Depreciation                              179                92
   Inventory valuation                       174               174
   Inventory                                 191               115
   Deferred maintenance revenue              108               178
   Accounts receivable reserves               26                26
   Goodwill                                   73                59
   Revenue recognition - systems
      undergoing acceptance testing          147                29
   Vacation accrual                          186               188
   Other                                     162               162
                                       -----------------------------
      Total deferred tax assets            2,706             2,498

 Deferred tax liabilities:
    Depreciation and other                                     (84)
                                       -----------------------------
Total deferred tax liabilities                                 (84)

 Valuation allowance                      (1,700)           (1,717)
                                       -----------------------------
      Net deferred taxes                 $ 1,006          $    697
                                       =============================



NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                               Three Months Ended             Six Months Ended
                                                    June 30                        June 30
                                             1999             1998         1999              1998
-------------------------------------------------------------------------------------------------------
Numerator:
     Net income                            $       63      $      140   $      143        $     567
                                           ============================================================

Denominator:
     Denominator for basic earnings
     per share (weighted-average shares)    6,984,361       6,956,478    6,974,941        6,884,584

     Effect of dilutive securities:
     Employee stock options                   190,230         174,460      146,827          255,616

     Denominator for diluted earnings
     per share (adjusted weghted-average   ------------------------------------------------------------
     shares and assumed conversions)        7,174,591       7,130,938    7,121,768        7,140,200
                                           ============================================================

Basic earnings per share                   $      .01      $      .02   $      .02        $     .08
                                           ============================================================

Diluted earnings per share                 $      .01      $      .02   $      .02        $     .08
                                           ============================================================



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

In order to improve access to business information through common, integrated computing systems worldwide, the Company recently completed the replacement of its internal corporate information system and several other systems with systems that use programs primarily from SAP America, Inc. The implementation of the new systems, which are expected to make substantially all of the Company's internal corporate computer systems Year 2000 compliant, was completed March 1, 1999. The vendors of all new systems have certified them as being Year 2000 compliant. The Company has performed independent Year 2000 testing of these systems and will continue to do so through the remainder of 1999.

The Company has completed its inventory of other systems, equipment and items that potentially present a Year 2000 problem. The Company completed performing internal testing and seeking outside certification of material inventoried items during the second quarter of 1999.

In addition to its own systems and equipment, the Company depends upon the proper function of computer systems and other date-sensitive equipment of outside parties. These parties include banks, telecommunications service providers, electric and other utilities and significant suppliers. The Company has contacted such parties to determine the extent to which they are vulnerable to the Year 2000 problem and has completed this process during the second quarter of 1999. The Company does not currently have sufficient information about the Year 2000 exposure or remediation plans of such parties to predict the risk they pose to the Company. If the third parties with which the Company interacts have Year 2000 problems that are not remedied, resulting problems could include the loss of telecommunications and electrical service, the receipt of inaccurate financial and billing-related information, and the disruption of capital flow potentially resulting in liquidity stress.

Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company may be unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company is developing contingency plans for dealing with the most reasonably likely worst case scenarios. The exact nature and scope of the Company's contingency plans will be based upon an analysis of information gathered during the inventory, assessment and remediation phases of its Year 2000 program. The Company expects to complete its contingency planning during the third quarter of 1999, and to have all contingency systems in place and fully tested by the fourth quarter of 1999.

The Company estimates that, as of June 30, 1999, its costs of addressing the Year 2000 problem have been less than $100,000. The Company's best estimate at this time of the future costs of addressing the Year 2000 problem is that the costs will not exceed an additional $200,000. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow, and to expense such costs as incurred.

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


NOTE 8 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 1999 and 1998 are as follows:


                                                 Three Months Ended     Six Months Ended
                                                      June 30               June 30
                                                 1999          1998     1999        1998
----------------------------------------------------------------------------------------------
Net income                                      $  63        $  140    $  143      $ 567
   Foreign currency translation adjustments       (48)            2       (88)        24
                                               -----------------------------------------------
Comprehensive income                            $  15        $  142    $   55      $ 591
                                               ===============================================



The components of accumulated comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:


                                                 June 30          December 31
(thousands)                                       1999               1998
---------------------------------------------------------------------------------
Foreign currency translation adjustments       $  (561)           $  (473)
                                              -----------------------------------
Accumulated comprehensive income               $  (561)           $  (473)
                                              ===================================



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


                                                Three Months Ended            Six Months Ended
                                                      June 30                      June 30
                                              1999              1998        1999            1998
-----------------------------------------------------------------------------------------------------
Revenues
     Product and solution sales             $ 10,898         $  6,582     $ 19,979       $ 16,832
     Maintenance revenue                       3,753            2,874        7,484          5,516
     Contract manufacturing                      178              248          598            248
                                          -----------------------------------------------------------
        Total revenues                        14,829            9,704       28,061         22,596

     Cost of product sales                     4,327            2,880        8,808          8,620
     Service expenses                          5,331            2,984        9,869          5,914
                                          -----------------------------------------------------------

         Gross profit margin                   5,171            3,840        9,384          8,062

      Operating expenses
        and other income, net                  5,093            3,611        9,187          7,130
                                          -----------------------------------------------------------

 Income before income taxes                 $     78         $    229     $    197       $    932
                                          ===========================================================

Total expenditures for additions
    to long-lived assets                    $    219         $    198     $    498       $    505



MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations and are made under safe harbor provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties that could materially affect future results. Among these risk factors are changes in general economic and business conditions in the United States and foreign markets, increased competition or a slowdown in growth within the scanning and imaging market, alternate forms of processing, inability to consummate accretive acquisitions, and other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (See also Year 2000 Compliance in Note 7.) The foregoing factors should not be construed as exhaustive.

The Company has four major growth initiatives currently underway to improve shareholder value. The first initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the government, healthcare, transportation, financial and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in these new markets. The Company reported revenue of $14.5 million from four of the target markets during the first six months of 1999, compared to $4.4 million in target market revenue during the first six months of 1998. Revenue of $8.6 million was reported from four of the target markets during the second quarter of 1999 compared to $2.1 during the second quarter of 1998.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. The Company will continue to focus on developing comparably strong relationships in Europe, Latin America and other Pacific Rim countries. During 1998, the Company had minimal achievements with this initiative. The Asian marketplace, due to its economic challenge, most notably Japan, was a significant disappointment to the Company during 1998 and the first six months of 1999. The economic environment in Latin America has also been an impediment to growth in these markets. The Company has been strengthening its relationships in Europe, demonstrated by $1.6 million in sales during the first six months of 1999, compared to $.6 million in sales during the first six months of 1998. Revenue from sales in Europe during the second quarter of 1999 were $.6 million compared to $.2 million during the second quarter of 1998.

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service and manufacturing organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities. In 1998, the Company was successful in attaining a $2 million contract manufacturing order from Rapor, Inc., a security door provider, for delivery in 1999. In July 1999, the Company signed an agreement with MailCode, Inc., valued at more than $1.5 million over twelve months for production and test of their mail sorter.

The last initiative is growth through accretive acquisitions. In the fourth quarter of 1997, the Company engaged the services of an investment banking firm to assist in a corporate growth strategy that is focused on the consolidation occurring in the imaging and data capture market. The imaging industry includes many smaller companies and management believes achieving greater critical mass will increase the likelihood of growth in the adoption of this technology. With that in mind, the Company is pursuing acquisitions that will utilize its core competencies and will provide immediately accretive earnings. During 1998, the Company completed two acquisitions, Southern Computer Systems (SCS), a software and solutions provider, and the hardware maintenance division of Access Corporation. (For more information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) On June 22, 1999, the Company completed the acquisition of the Photomatrix Scanner and Maintenance Division of Photomatrix Imaging Corporation of Carlsbad, California, including certain product and technology rights. The Company recently announced that it had reached an agreement in principle to acquire 100% of the stock of Agissar Corporation.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 VS. 1998

Total revenues in the first six months of 1999 increased $5.5 million or 24% compared with the first six months of 1998 and $5.1 million or 53% for the second quarter of 1999 compared to the second quarter of 1998.

Product sales decreased $.8 million or 5% in the first six months of 1999 compared with the first six months of 1998. Product sales increased $1.2 million or 21% in the second quarter of 1999 compared with the second quarter of 1998. Compared to the first six months of 1998, North American sales increased $3.8 million during the first six months of 1999. International sales decreased $4.6 million during the first six months of 1999 compared with the first six months of 1998. This decrease was mainly because $5.7 million in sales to the Japanese health organization during the first six months of 1998 were not repeated in 1999 but were partly offset by increases in sales to Europe. North American sales increased $.9 million during the second quarter of 1999 compared to the second quarter of 1998 due to the Company's continued focus on solutions sales. International sales increased $.3 million during the second quarter of 1999 due to the focus on sales to Europe.

Service revenues increased $6.2 million in the first six months of 1999 compared to the first six months in 1998 and increased $3.9 million during the second quarter of 1999 compared to the same period in 1998. Customer service revenue in the first six months of 1999 increased $2.0 million compared to the first six months of 1998 and increased $.9 million during the second quarter of 1999 compared to the same period in 1998, mainly due to increases in the third party maintenance business. Year to date professional service revenue increased $4.2 million and increased $3.0 million in the second quarter reflecting the Company's drive to provide greater customer value through total solutions in the targeted markets.

Cost of product sales increased $.2 million from the first six months of 1998 and increased $1.4 million from the second quarter of 1998. Cost of product sales as a percentage of product sales was 65% for the first six months of 1999
compared to 60% in the prior year.   This percentage was 62% for the second
quarter of 1999, compared to 50% in the prior year. These increases are due to changes in the overall sales mix with an increased volume of lower margin commodity items sold as part of the total customer solutions.

Service expenses increased $4 million in the first six months of 1999 and increased $2.3 million in the second quarter of 1999 compared with the respective periods of 1998. Customer service expenses increased $1.8 million during the first six months of 1999 and $1 million during the second quarter of 1999, which is reflective of the ongoing operating expenses related to the increase in revenue garnered by the acquisition of the Maintenance Division of Access Corporation. Professional service expenses increased $2.2 million during the first six months of 1999 and $1.3 million during the second quarter of 1999, reflective of the increase in revenue. The professional services gross margin increased 10% to 42% in the first six months of 1999 compared to 32% in the first six months of 1998. This margin increased 37% to 44% in the second quarter of 1999 compared to 7% in the second quarter of 1998. The Company continues to focus on and invest in the target market solution applications which require skilled employees to deliver the hardware, software, and professional services to meet the customers' complete solution requirements.

Research and development expenses increased $.4 million during the first six months of 1999 and increased $.2 million during the second quarter of 1999 compared to the respective periods in 1998 mainly due to the continued investment in core technologies and application software to meet the requirements of the target markets.

General and administrative expenses increased $.5 million during the first six months of 1999 compared with the first six months of 1998. These expenses also increased $.3 million during the second quarter of 1999 compared to the second quarter of 1998. These increases are mainly due to the amortization of goodwill and expenses related to the non-compete agreements with the principals of Southern Computer Systems.

Interest expense increased $.5 million during the first six months of 1999 and increased $.3 million during the second quarter of 1999 due to the increased borrowing levels of the Company. See Note 4 of the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1999 increased $35,000 from December 31, 1998.

Total borrowings increased to $19.6 million at June 30, 1999 from $11.5 million at the end of 1998. On May 10, 1999, the Company amended its credit agreement with a bank to reduce the line of credit from $13 million to $10 million and to establish a $10 million, five year term loan. (See Note 4 for further details.) Additional acquisition activity may cause the Company to review other financing alternatives.

Operating activities used $6.5 million of cash in the first six months of 1999.

Non-cash expenses recorded during the first six months of 1999 were $1.7 million vs. $2.2 million for the same period in 1998. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable and deferred taxes.

Net accounts receivable increased $5.7 million during the first six months of the year. This increase is partially due to the timing of collections. The collection of receivables has been slowing as a result of the transition from a product based supplier which traditionally has quicker payment time frames and experience to a more complete solutions provider which typically has extended payment terms and a slower payment history, as well as the timing of payments for large state government installations. The Company is addressing this issue with more pre-sales communications and contract language that better fits the solutions business, in order to set a proper level of expectations with its
customers.   The increase in accounts receivable was also due to the acquisition
of Photomatrix Imaging Corporation assets which accounted for $1 million.   In
addition, unbilled receivables relating to professional services revenue increased $1.4 million.

Total inventories decreased $.8 million from December 31, 1998. Total manufacturing inventories decreased $1.5 million from the beginning of the year mainly due to reductions in finished goods inventory of $1.3 million due to year to date sales. Customer service inventories increased $.7 million due to the customer service inventory related to the acquisition of Photomatirx Imaging Corporation assets.

Prepaid expenses and other increased $.4 million mainly due to the timing of 1999 tax payments.

Net plant and equipment remained flat during the first six months of 1999 mainly due to $.3 million of additions related to internal computer equipment and the capitalization of test time related to the implementation of the internal corporate information system and the acquisition of the Photomatrix Imaging Corporation fixed assets of $.1 million, offset by depreciation expense recorded during the first six months of the year.

Goodwill increased by $.5 million due to the acquisition of Photomatrix
Imaging Corporation assets offset by goodwill amortization recorded during the first six months of 1999. Southern Computer Systems (SCS), a privately held company, was purchased in June of 1998. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $9.2 million is being amortized over a twenty year period. The acquisition of the maintenance division of Access Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five year period. Assets of Photomatrix Imaging Corporation were purchased in June of 1999. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $1.1 million is being amortized over an average period of twelve and one half years.

Other assets increased by $.9 million due to the source code licensing agreement signed with Bluebird Systems of Carlsbad, California.

Accounts payable decreased $1 million from December 31, 1998 due to the timing of payments.

Accrued salaries and wages decreased $.5 million during the first six months of 1999 reflecting payment of the 1998 incentive compensation of $.6 million and the December 1998 commission of $.9 million in 1999, offset by accruals for commission and vacation.

Taxes other than income taxes increased $.4 million due to the timing of sales and use tax payments.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a)  The annual meeting of stockholders was held on May 21, 1999.

          (c) The matters voted on at the meeting, number of votes cast or withheld, number of abstentions and broker nonvotes were:

               1.   Election of Directors:

                                                 For     Withheld
                                                 ---     --------
                    E. Bulkeley Griswold      6,806,506   110,281
                    John J. Holton            6,680,639   125,866
                    Robert H. Steele          6,696,514   109,991

               2.   Approval of 1999 Incentive and Non-Qualified Stock Option
                    Plan:
                                                          Broker
                       For      Against   Abstentions    Nonvotes
                       ---      -------   -----------    --------
                    3,867,095   514,700      48,220      2,376,490


               3. Appointment of Ernst & Young LLP as auditors for the fiscal year ending December 31, 1999.
                       For        Against        Abstentions
                       ---        -------        -----------
                    6,739,680      60,233           6,593



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) 10.11. The Scan-Optics, Inc. 1999 Incentive and Non-Qualified Stock Option Plan, approved by the stockholders on May 20,1999, is incorporated herein as an Exhibit by reference to the copy filed as part of the Company's proxy statement dated April 8, 1999 for its 1999 Annual Meeting of Stockholders.

(b) No reports on Form 8-K were filed during the first six months of 1999.

                                    SIGNATURES
                                    ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                              -------------------
                                  (Registrant)




Date       August 16, 1999                             /ss/
     ---------------------------             ----------------------------------
                                             James C. Mavel
                                             Chairman, Chief Executive Officer,
                                             President and Director



Date      August 16, 1999                             /ss/
     ----------------------------            -----------------------------------
                                             Michael J. Villano
                                             Chief Financial Officer,
                                             Vice President and Treasurer