Form 10-Q
period 1999-09-30
SCAN OPTICS INC
filed 1999-11-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     September 30, 1999
                                -----------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
                                ------------------    -------------------

Commission File No.                 0-5265
                    -----------------------------------------------------

                                SCAN-OPTICS, INC.
------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                  06-0851857
------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)


169 Progress Drive, Manchester, CT                       06040
------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code


                                  (860) 645-7878
------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of November 10, 1999 was 7,421,232.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(thousands, except share data)                September 30, 1999         December 31, 1998
--------------------------------------------------------------------------------------------
                                                  (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                           1,593                     216
  Accounts receivable less allowance of
    $244 at September 30, 1999 and $206 at
      December 31, 1998                              25,974                  22,725
  Refundable income taxes                               947
  Inventories                                        10,957                  11,478
  Deferred taxes                                      2,165                     960
  Deferred costs, net of revenues                       531                     502
  Prepaid expenses and other                            931                   1,012
                                               ---------------------------------------------
    Total current assets                             43,098                  36,893
Plant and equipment:
  Equipment                                          13,753                  13,601
  Leasehold improvements                              5,147                   4,815
  Office furniture and fixtures                       1,322                   1,307
                                               ---------------------------------------------
                                                     20,222                  19,723
  Less allowances for depreciation and
     amortization                                    17,110                  16,367
                                               ---------------------------------------------
                                                      3,112                   3,356
Goodwill, net                                        12,356                  12,110
Deferred taxes                                          833
Other assets                                          2,656                     633
                                               ---------------------------------------------
Total Assets                                         62,055                  52,992
                                               =============================================



(thousands, except share data)                 September 30, 1999       December 31, 1998
--------------------------------------------------------------------------------------------
                                                  (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    6,661                   5,487
  Notes payable to bank                              18,875                  11,524
  Salaries and wages                                  1,297                   2,007
  Taxes other than income taxes                       1,194                     691
  Income taxes                                                                   35
  Customer deposits                                     259                      99
  Other                                               4,152                   1,943
                                               ---------------------------------------------
    Total current liabilities                        32,438                  21,786

  Deferred taxes                                        771                     263
  Other liabilities                                     397                     697

Stockholders' Equity
  Preferred stock, par value $.02 per
   share, authorized 5,000,000 shares;
   none issued or outstanding

  Common stock, par value $.02 per share,
   authorized 15,000,000 shares;
   issued, 7,421,232 shares at
   September 30, 1999 and 7,370,482
   shares at December 31, 1998                          148                     147

  Common stock Class A Convertible, par
    value $.02 per share, authorized
    3,000,000 shares; available for
    issuance 2,145,536 shares; none
    issued or outstanding

 Capital in excess of par value                      35,568                  35,501
 Retained-earnings deficit                           (4,060)                 (2,240)
 Foreign currency translation adjustments              (561)                   (516)
                                               ---------------------------------------------
                                                     31,095                  32,892
  Less cost of common stock in treasury,
    413,500 shares                                    2,646                   2,646
                                               ---------------------------------------------
      Total stockholders' equity                     28,449                  30,246
                                               ---------------------------------------------
  Total Liabilities and Stockholders' Equity         62,055                  52,992
                                               =============================================

See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended                 Nine Months Ended
                                                  September 30                      September 30
(thousands, except share data)               1999             1998             1999              1998
----------------------------------------------------------------------------------------------------------
Revenues
  Product sales                         $    5,857       $    6,359        $   19,377     $     20,632
  Service revenues                           6,345            5,427            20,686           13,583
  Engineering revenues                         254                                441              100
  Other operating revenues                                       36                13              103
                                       -------------------------------------------------------------------
    Total revenues                          12,456           11,822            40,517           34,418

Costs and Expenses
  Cost of product sales                      3,530            3,295            12,338           11,915
  Service expenses                           6,994            4,024            16,863            9,936
  Sales and marketing expenses               2,115            1,567             5,692            4,481
  Research and development expenses          1,355            1,239             4,263            3,759
  General and administrative
    expenses                                 1,312            1,141             3,591            2,958
  Interest expense                             467              181               982              196
                                       -------------------------------------------------------------------
    Total costs and expenses                15,773           11,447            43,729           33,245
                                       -------------------------------------------------------------------
Operating income (loss)                     (3,317)             375            (3,212)           1,173
Other income (loss), net                       (58)              (5)               34              130
                                       -------------------------------------------------------------------
Income (loss) before income taxes           (3,375)             370            (3,178)           1,303
  Income tax expense (benefit)              (1,412)              96            (1,358)             461
                                       -------------------------------------------------------------------
Net income (loss)                       $   (1,963)      $      274        $   (1,820)    $        842
                                       ===================================================================
Basic earnings (loss) per share         $     (.28)      $      .04        $     (.26)    $        .12
                                       ===================================================================
Basic weighted-average shares            6,984,361        6,957,811         6,978,081        6,908,993

Diluted earnings (loss) per share       $     (.28)      $      .04        $     (.26)    $        .12
                                       ===================================================================
Diluted weighted-average shares          6,984,361        7,097,777         6,978,081        7,126,059



SCAN-OPTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                           Nine Months Ended
                                                             September 30
(thousands)                                           1999                  1998
---------------------------------------------------------------------------------------
Operating Activities
  Net (loss) income                              $    (1,820)          $        842
  Adjustments to reconcile net(loss) income to
    net cash used by operating activities:
    Depreciation                                         803                    945
    Amortization                                       1,268                  1,192
    Amortization of goodwill                             902                    210
    Provision for losses on accounts receivable           50
    Deferred taxes                                    (1,530)                  (388)
    Changes in operating assets and liabilities:
      Accounts receivable                             (2,814)                (2,424)
      Inventories                                        643                    448
      Prepaid expenses and other                         157                   (331)
      Accounts payable                                   583                  2,324
      Accrued salaries and wages                        (927)                (1,167)
      Taxes other than income taxes                      503                    123
      Income taxes                                      (982)                  (489)
      Deferred costs, net of revenues                    (29)                   574
      Customer deposits                                  160                 (2,529)
      Other                                             (459)                  (464)
                                               ---------------------------------------
    Net cash used by operating                        (3,492)                (1,134)
       activities

Investing Activities
  Business acquisitions                               (2,158)               (12,019)
  Purchases of plant and equipment                      (392)                  (342)
                                               ----------------------------------------
    Net cash used by investing activities             (2,550)               (12,361)

Financing Activities
  Proceeds from issuance of common stock                  68                    477
  Proceeds from borrowings                            31,102                 14,658
  Principal payments on borrowings                   (23,751)                (5,886)
                                               ----------------------------------------
    Net cash provided by financing activities          7,419                  9,249

Increase (decrease) in cash and cash equivalents       1,377                 (4,246)
Cash and Cash Equivalents at Beginning of Year           216                  4,386
                                               ----------------------------------------
Cash and Cash Equivalents at End of Period       $     1,593           $        140
                                               ========================================

See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended September 30, 1999

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:



                                     September 30     December 31
(thousands)                              1999            1998
------------------------------------------------------------------------
Finished goods                        $    524        $  1,885
Work-in-process                          1,493           2,129
Service parts                            4,421           3,808
Materials and component parts            4,519           3,656
                                     -----------------------------------
                                      $ 10,957        $ 11,478
                                     ===================================


NOTE 3 - Acquisition Activities

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


NOTE 4 - Credit Arrangements

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $875,000 and $1,228,000 as of September 30, 1999 and September 30, 1998
respectively. The weighted average interest rates on borrowings during the first nine months of 1999 and 1998 were 8.2% and 7.0% respectively.

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

As of September 30, 1999, the Company is in default of certain financial covenants on its bank debt and is currently negotiating with its bank to restructure the borrowing arrangements and agree to new terms and conditions. Accordingly, all bank debt has been classified as a current liability on the consolidated balance sheet.


NOTE 5 - Income Taxes

At September 30, 1999, the Company has approximately $498,000 of federal and $171,000 of state net operating loss carryforwards which are scheduled to expire periodically between 2004 and 2014. At September 30, 1999, the Company has approximately $617,000, $2,975,000 and $786,000 of foreign net operating loss carryforwards for Canada, the United Kingdom and Germany respectively, which are scheduled to expire periodically between 1999 and 2005. At December 31, 1998, the Company had approximately $450,000, $2,600,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first nine months of 1999 to offset a significant portion of the deferred tax assets related to the foreign net operating loss carryforwards and other temporary differences. The Company has not recorded a valuation allowance on U.S. tax loss carryforward balances as the Company believes that the carryforward amounts will be utilized in the near future. The effective tax rate for the nine months ended September 30, 1999 is less than the statutory rate primarily due to foreign income tax benefits.

Significant components of the Company's deferred tax assets and liabilities were as follows:



                                           September 30    December 31
(thousands)                                    1999           1998
-------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                     $  3,309       $  1,475
   Alternative minimum tax credit                168
   Depreciation                                                  92
   Inventory valuation                            84            174
   Inventory                                     106            115
   Deferred maintenance revenue                    9            178
   Accounts receivable reserves                  102             26
   Goodwill                                       99             59
   Revenue recognition - systems
     undergoing acceptance testing                10             29
   Vacation accrual                              190            188
   Other                                         209            162
                                           -----------------------------
     Total deferred tax assets                 4,286          2,498

 Deferred tax liabilities:
    Depreciation and other                      (109)           (84)
                                           -----------------------------
Total deferred tax liabilities                  (109)           (84)

 Valuation allowance                          (1,950)        (1,717)
                                           -----------------------------
   Net deferred taxes                       $   2,227      $    697
                                           =============================




NOTE 6 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                              Three Months Ended          Nine Months Ended
                                                September 30                 September 30
                                              1999           1998         1999         1998
-----------------------------------------------------------------------------------------------
Numerator:
Net income (loss)                         $   (1,963)    $     274    $   (1,820)  $     842
                                        =======================================================

Denominator:
 Denominator for basic earnings
 per share (weighted-average shares)       6,984,361     6,957,811     6,978,081   6,908,993

Effect of dilutive securities:
Employee stock options                                     139,966                   217,066

Denominator for diluted earnings
per share (adjusted weighted-average
                                        -------------------------------------------------------
shares and assumed conversions)            6,984,361     7,097,777     6,978,081   7,126,059
                                        =======================================================
Basic earnings (loss) per share           $     (.28)    $     .04     $    (.26)  $     .12
                                        =======================================================
Diluted earnings (loss) per share         $     (.28)    $     .04     $    (.26)  $     .12
                                        =======================================================


NOTE 7 - Year 2000 Compliance

The Company has devoted significant resources to minimize the risk of potential disruption from the Year 2000 problem. In general terms, the problem arises from the fact that many existing computer systems and other equipment containing date-sensitive embedded technology (including non-information technology equipment and systems) use only two digits to identify a year in the date field, with the assumption that the first two digits of the year are always "19". As a result of this and other common date-related programming errors (collectively, the "Year 2000 problem"), such systems may misinterpret dates after December 31, 1999, which may result in miscalculations, other malfunctions or the total failure of such systems. Because the Company is dependent upon the proper functioning of computer systems and other equipment containing date-sensitive technology, a failure of such systems and equipment to be Year 2000 compliant could have a material adverse effect on the Company. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

The Company has established a Year 2000 task force comprised of senior management and operating personnel to coordinate its Year 2000 efforts. This task force has been evaluating the Company's exposure to the Year 2000 problem and has prepared a written plan for managing the risks and costs associated with the Year 2000 problem.

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

In order to improve access to business information through common, integrated computing systems worldwide, the Company has replaced its internal corporate information system and several other systems with systems that use programs primarily from SAP America, Inc. The implementation of the new systems, which are expected to make substantially all of the Company's internal corporate computer systems Year 2000 compliant, was completed March 1, 1999. The vendors of all new systems have certified them as being Year 2000 compliant. The Company has performed independent Year 2000 testing of these systems and will continue to do so through the remainder of 1999.

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

Due to the uncertainties presented by such third party Year 2000 problems, and the possibility that, despite its efforts, the Company may be unsuccessful in preparing its internal systems and equipment for the Year 2000, the Company developed a contingency plan for dealing with the most reasonably likely worst case scenarios. The nature and scope of the Company's contingency plan is based upon an analysis of information gathered during the inventory, assessment and remediation phases of its Year 2000 program. The Company completed its contingency planning during the third quarter of 1999, and expects to have all contingency systems in place and fully tested by the fourth quarter of 1999.

The Company estimates that, as of September 30, 1999, its costs of addressing the Year 2000 problem have been less than $100,000. The Company's best estimate at this time of the future costs of addressing the Year 2000 problem is that the costs will not exceed an additional $200,000. The Company has funded, and expects to continue to fund, the costs of its Year 2000 efforts through operating cash flow, and to expense such costs as incurred.

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


NOTE 8 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:



                                              Three Months Ended          Nine Months Ended
                                                September 30                 September 30
                                              1999           1998         1999         1998
-----------------------------------------------------------------------------------------------
Net income (loss)                           $(1,963)       $  274       $(1,820)     $  842
 Foreign currency translation adjustments        44           (16)          (44)          8
                                           ----------------------------------------------------
 Comprehensive income (loss)                $(1,919)       $  258       $(1,864)     $  850
                                           ====================================================



The components of accumulated comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:


                                                     September 30             December 31
(thousands)                                              1999                     1998
------------------------------------------------------------------------------------------------
Foreign currency translation adjustments            $    (517)                $   (473)
                                                  ----------------------------------------------

Accumulated comprehensive income                    $    (517)                $   (473)
                                                  ==============================================


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


                                              Three Months Ended          Nine Months Ended
                                                September 30                 September 30
                                              1999           1998         1999         1998
-----------------------------------------------------------------------------------------------
Revenues
  Product and solution sales                $  7,839       $  8,147     $ 27,818    $ 24,979
  Maintenance revenue                          4,525          3,577       12,009       9,093
  Contract manufacturing                          92             98          690         346
                                           ----------------------------------------------------
     Total revenues                           12,456         11,822       40,517      34,418

  Cost of product sales                        3,530          3,295       12,338      11,914
  Service expenses                             6,994          4,024       16,863       9,936
                                           ----------------------------------------------------
     Gross profit margin                       1,932          4,503       11,316      12,568

     Operating expenses
       and other income, net                   5,307          4,133       14,494      11,265
                                           ----------------------------------------------------
 Income before income taxes                 $ (3,375)      $    370     $ (3,178)   $  1,303
                                           ====================================================
 Total expenditures for additions
   to long-lived assets                     $     30       $     55     $    406    $    413



MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations and are made under safe harbor provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties that could materially affect future results. Among these risk factors are changes in general economic and business conditions in the United States and foreign markets, increased competition or a slowdown in growth within the scanning and imaging market, alternate forms of processing, inability to consummate accretive acquisitions, inability to complete projects, and other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (See also Year 2000 Compliance in Note 7.) The foregoing factors should not be construed as exhaustive.

On October 28, 1999, the Company announced that it sustained a loss for the third quarter of 1999 and expects to incur a loss in the fourth quarter. The loss is from the Professional Services organization within the Solutions Services Division and is mainly attributable to revenue delays on some projects and expense overruns on others. The Company has taken a number of actions to correct the problems that relate to the third quarter loss and the projected fourth quarter loss which include; a cost reduction in excess of $5 million for year 2000 which involved a reduction in staff of over 40 employees and a major restructuring of the professional services organization, including modifying the mix of contractors to employees, the addition of project management tools and adherence to the project implementation methodology.

The Company has four major growth initiatives that remain a focus to improve shareholder value. The first initiative consists of the Company's development of target market data capture applications that, combined with its other high speed transports and archival systems, will provide cost effective solutions. The current focus is on the government, healthcare, transportation, financial and order entry markets. The Company expects to continue to emphasize its "Solutions at Work" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide "Solutions at Work" in these new markets. The Company reported revenue of $19.4 million from four of the target markets during the first nine months of 1999, compared to $13.6 million in target market revenue during the first nine months of 1998. Revenue of $4.9 million was reported from four of the target markets during the third quarter of 1999 compared to $3.5 during the third quarter of 1998.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity through relationships with highly qualified and productive distributors. The Company will continue to focus on developing comparably strong relationships in Europe, Latin America and other Pacific Rim countries. The Asian marketplace, due to its economic challenge, most notably Japan, was a significant disappointment to the Company during 1998 and the first nine months of 1999. The economic environment in Latin America has also been an impediment to growth in these markets. The Company has been strengthening its relationships in Europe, demonstrated by $1.9 million in sales during the first nine months of 1999, compared to $.3 million in sales during the first nine months of 1998. Revenue from sales in Europe during the third quarter of 1999 were $.6 million compared to nominal revenue in the third quarter of 1998.

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that the hardware service and manufacturing organizations have potential to sell their individual expertise, experience and cost effectiveness to other entities. In 1998, the Company was successful in attaining a $2 million contract manufacturing order from Rapor, Inc., a security door provider, for delivery in 1999. In July 1999, the Company signed an agreement with MailCode, Inc., valued at more than $1.5 million over twelve months for production and test of their mail sorter. Contract manufacturing revenue was $.7 million during the first nine months of 1999, compared to $.3 million during the first nine months of 1998. Contract manufacturing revenue for the third quarter of 1999 remained consistent with the third quarter of 1998.

The last initiative is growth through accretive acquisitions. This initiative has been put on hold for the present time until the Company resolves the issues relating to the professional services organization, at which point acquisitions will be considered based upon their individual merit and benefit to the shareholders. During 1998, the Company completed two acquisitions, Southern Computer Systems (SCS), a software and solutions provider, and the hardware maintenance division of Access Corporation. (For more information, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) On June 22, 1999, the Company completed the acquisition of the Photomatrix Scanner and Maintenance Division of Photomatrix Imaging Corporation of Carlsbad, California, including certain product and technology rights.



Results of Operations for the Three and Nine Months Ended September 30, 1999 vs. 1998

Total revenues in the first nine months of 1999 increased $6.1 million or 18% compared with the first nine months of 1998 and $.6 million or 5% for the third quarter of 1999 compared to the third quarter of 1998.

Product sales decreased $1.3 million or 6% in the first nine months of 1999 compared with the first nine months of 1998. Product sales decreased $.5 million or 8% in the third quarter of 1999 compared with the third quarter of 1998. Compared to the first nine months of 1998, North American sales increased $3 million during the first nine months of 1999. International sales decreased $4.3 million during the first nine months of 1999 compared with the first nine months of 1998. This decrease was mainly because $5.7 million in sales to the Japanese health organization during the first nine months of 1998 were not repeated in 1999 but were partly offset by increases in sales to Europe. North American sales decreased $.8 million during the third quarter of 1999 compared to the third quarter of 1998 partially offset by increases in international sales of $.3 million during the same timeframe.

Service revenues increased $7.1 million in the first nine months of 1999 compared to the first nine months in 1998 and increased $.9 million during the third quarter of 1999 compared to the same period in 1998. Customer service revenue in the first nine months of 1999 increased $2.9 million compared to the first nine months of 1998 and increased $.9 million during the third quarter of 1999 compared to the same period in 1998, mainly due to increases in the third party maintenance business from the acquisition of the Maintenance Division of Access Corporation, as well as the maintenance portion of the Photomatrix acquisition. Year to date professional service revenue increased $4.2 million compared to the same period in 1998 and remained consistent on a quarter to quarter comparison. Professional service revenue for the third quarter was below expectations due to revenue delays on certain projects.

Cost of product sales increased $.4 million from the first nine months of 1998 and increased $.2 million from the third quarter of 1998. Cost of product sales as a percentage of product sales was 64% for the first nine months of
1999 compared to 58% in the prior year.   This percentage was 60% for the third
quarter of 1999, compared to 52% in the prior year. These increases are due to changes in the overall sales mix with an increased volume of lower margin commodity items sold as part of the total customer solutions.

Service expenses increased $6.9 million in the first nine months of 1999 and increased $3 million in the third quarter of 1999 compared with the respective periods of 1998. Customer service expenses increased $2.2 million during the first nine months of 1999 and $.4 million during the third quarter of 1999, which is reflective of the ongoing operating expenses related to the increase in revenue garnered by the acquisition of the Maintenance Division of Access Corporation as well as the maintenance portion of the Photomatrix acquisition. Professional service expenses increased $4.7 million during the first nine months of 1999 and $2.6 million during the third quarter of 1999, some of which is reflective of the increase in revenue, however, approximately $1.6 million of the third quarter increase is directly related to cost overruns on various project implementations. The professional services gross margin decreased to 10% in the first nine months of 1999 compared to 29% in the first nine months of 1998. This margin was a negative 111% in the third quarter of 1999 compared to a 32% margin in the same period in 1998. As discussed in the Outlook section of Management's Discussion and Analysis above, a major restructuring of the professional services organization is taking place, including modifying the mix of contractors to employees, the addition of project management tools and strict adherence to the project implementation methodology.

Research and development expenses increased $.5 million during the first nine months of 1999 mainly due to the continued investment in core technologies and application software to meet the requirements of the target markets. These expenses increased $.1 million during the third quarter of 1999 compared to the respective period in 1998 mainly due to expenses related to research and development activities of the acquired Photomatrix business.

General and administrative expenses increased $.6 million during the first nine months of 1999 compared with the first nine months of 1998. These expenses increased $.2 million during the third quarter of 1999 compared to the third quarter of 1998. These increases are mainly due to the amortization of goodwill and expenses related to the non-compete agreements with the principals of Southern Computer Systems.

Interest expense increased $.8 million during the first nine months of 1999 and increased $.3 million during the third quarter of 1999 due to the increased borrowing levels of the Company. See Note 4 of the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1999 increased $1.4 million from December 31, 1998.

Total borrowings increased to $18.9 million at September 30, 1999 from $11.5 million at the end of 1998. On May 10, 1999, the Company amended its credit agreement with a bank to reduce the line of credit from $13 million to $10 million and to establish a $10 million, five year term loan. As of September 30, 1999, the Company is in default of certain financial covenants on its bank debt and is currently negotiating with its bank to restructure the borrowing arrangements and agree to new terms and conditions. Accordingly, all bank debt has been classified as a current liability on the consolidated balance sheet. (See Note 4 for further details.)

Operating activities used $3.5 million of cash in the first nine months of 1999.

Non-cash expenses recorded during the first nine months of 1999 were $2.4 million vs. $2 million for the same period in 1998. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable and deferred taxes.

Net accounts receivable increased $3.2 million during the first nine months of the year. This increase is partially due to the timing of collections. There are two factors associated with the growth in accounts receivables. The first is related to product deliverables that have been adversely affected by customers experiencing professional services project delays which are a component of the total customer solution. The second factor is the slowdown in collection of receivables as a result of the transition from a product based supplier which traditionally has quicker payment time frames to a more complete solutions provider which typically has extended payment terms and slower payment experience, as well as the timing of payments for large state government installations. The Company is addressing this issue with more pre-sales communications and contract terms that better fit the solutions business, in order to set a proper level of expectations with its customers. In addition, unbilled receivables relating to professional services revenue increased $2.8 million from December 31, 1998 to September 30, 1999.

Refundable income taxes increased due to estimated payments made during 1999 that are now refundable as the result of the current year loss.

Total inventories decreased $.5 million from December 31, 1998. Total manufacturing inventories decreased $1.1 million from the beginning of the year mainly due to reductions in finished goods inventory of $1.4 million due to better scheduling of the build process to meet customer requirements. Customer service inventories increased $.6 million because of the acquisition of Photomatrix Imaging Corporation assets.

Net plant and equipment decreased $.2 million during the first nine months of 1999 mainly due to $.4 million of additions related to internal computer equipment and the capitalization of test time related to the implementation of the internal corporate information system, $.1 million of other operating capital requirements, and the acquisition of the Photomatrix Imaging Corporation fixed assets of $.1 million, offset by depreciation expense recorded during the first nine months of the year.

Goodwill increased by $.2 million due to the acquisition in June of 1999 of Photomatrix Imaging Corporation assets offset by goodwill amortization recorded during the first nine months of 1999. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $1.1 million is being amortized over an average period of twelve and one half years. Southern Computer Systems (SCS), a privately held company, was purchased in June of 1998. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $9.2 million is being amortized over a twenty year period. The acquisition of the maintenance division of Access Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five year period.

Other assets increased by $2 million due to the source code licensing agreement signed with Bluebird Systems of Carlsbad, California.

Accounts payable increased $1.2 million from December 31, 1998 as a result of the Company's cash availability. Account balances greater than 60 days accounted for this increase.

Notes payable to bank increased $7.4 million from December 31, 1998 due mainly to the acquisition of Photomatrix Imaging Corporation assets, payments to Bluebird Systems and the delays noted above in collecting outstanding accounts receivable.

Accrued salaries and wages decreased $.7 million during the first nine months of 1999 reflecting payment of the 1998 incentive compensation of $.6 million and the December 1998 commission of $.9 million in 1999, offset by accruals for 1999 commission and vacation.

Taxes other than income taxes increased $.5 million due to the timing of sales and use tax payments.

Other current liabilities increased $2.2 million from December 31, 1998 mainly due to accruals related to professional service consulting expenses, accruals for the source code licensing agreement with Bluebird systems and accrued interest on bank borrowings.

Other liabilities decreased $.3 million from December 31, 1998 due to payments for the consulting and noncompetition agreements for the principals of Southern Computer Systems.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 6 (B) - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the first nine months of 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.
                                  (Registrant)




Date       November 15, 1999               /ss/
                                      James C. Mavel
                                      Chairman, Chief Executive Officer,
                                      President and Director



Date      November 15, 1999                /ss/

                                      Michael J. Villano
                                      Chief Financial Officer,
                                      Vice President and Treasurer