Form 10-K
period 1999-12-31
SCAN OPTICS INC
filed 2000-03-30
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended   DECEMBER 31, 1999
                          ---------------------------

(    )Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from             to
                                ---------      -----------


Commission File No.      0-5265
                     ----------------------


                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                  06-0851857
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

  169 PROGRESS DRIVE, MANCHESTER, CT                        06040
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $14,543,166 as of March 27, 2000.

The number of shares of common stock, $.02 par value, outstanding as of March 27, 2000 was 7,051,232.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 2000 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III - Item 10 - Directors and Executive Officers of the Registrant
Part III - Item 11 - Executive Compensation
Part III - Item 12 - Security Ownership of Certain Beneficial Owners and
                     Management
Part III - Item 13 - Certain Relationships and Related Transactions

                                      PART I

ITEM 1 - BUSINESS

Scan-Optics, Inc. (the "Company") was incorporated in Delaware in 1968 and has its principal office at 169 Progress Drive, Manchester, Connecticut 06040.

The Company designs, manufactures, markets and services client/server based information-processing systems and software-based products that use state of the art technology for imaging, automated data capture, document management, and workflow.

The Company is a leader in applying technology to solve information capture and customer service challenges for government agencies and commercial businesses. For 31 years, the Company has provided innovative solutions to its customers, using advanced technology for imaging and automated data capture.

The Company was among the first to develop Optical Character Recognition
(OCR) technology for data capture and is a leading provider of image scanning systems worldwide. Building on its core competencies of high-speed paper handling, digital image processing, optical character recognition, and data entry, the Company has transitioned to become a provider of solutions that focus on the business needs of its customers.

The Company's strategy is to provide a "Total Solution" to specific image, data capture, document management and workflow needs within its chosen lines of business. This allows the Company to position itself as a single source provider.

The Company has three distinct divisions: Solutions and Products, Access Services and Manufacturing Services.

The Company's Solutions and Products Division combines technology and expertise to develop cost-effective solutions for applications in the government, insurance, transportation, financial and order entry markets. The Company's ability to offer customized and integrated system solutions has helped customers all over the world to meet their productivity and profitability objectives.

The Access Services Division of the Company provides third party and proprietary maintenance services nationwide, as well as to the UK and Canada. The division provides hardware and software maintenance support for equipment and software related to scanning, imaging, automated data capture, document processing and information management, as well as other forms of electro-mechanical equipment.

Contract Manufacturing, a component of the Company's Manufacturing Services Division, formed in 1998 provides electro-mechanical assembly and test services for equipment such as mail processing systems, advanced security systems, large-format scanners, and other large-scale electro-mechanical devices.


SOLUTIONS AND PRODUCTS DIVISION

Solutions
The Company's solutions employ high speed paper movement, image capture, ink jet printing, character recognition, multi-pocket document sorting, key-entry, image storage and retrieval, local area networking, communications software, software/hardware integration, application software development, and professional services.

Scan-Optics' TAXexpress(TM), an automated image-based tax processing and data capture solution, consists of processing modules to handle income tax, sales tax and other tax returns. It applies the technologies of character recognition, data and image capture, data correction, and verification, transfer to a host system, image workflow, and archive capabilities. As a result, TAXexpress(TM) can achieve the principal goal of most tax and revenue departments in implementing an image-based tax processing system.

Scan-Optics' ORDERexpress(TM) is an automated image-based data capture solution for "club" style order solicitation and order processing. ORDERexpress(TM) provides mark sense, machineprint, and handprint recognition, which are integral parts of most reply cards. It also offers processing modules to handle order reply cards, return non-orders, and process payments. This solution eliminates the need to manually sort and separately process orders from non-orders and name and address changes. Also available are hardware and application software to process mail-out announcements, return order documents and payments.

Scan-Optics' PROOFexpress(TM) is an automated image-based solution for delivery, data capture, and storage and retrieval. It provides processing modules to handle waybills, delivery tickets, and other billing documents. It applies the technologies of character recognition, data and image capture, data correction and verification, and transfer to a host system. As a result, PROOFexpress(TM) can achieve the principal goal of most billing departments in implementing an image-based storage and retrieval system.

Scan-Optics' ImageEMC++, developed as a result of the Company's experience with many of the nation's leading health insurance and other claim payment companies is a comprehensive business solution designed to efficiently process the paper forms and other documents these organizations receive. It minimizes the time and labor involved with processing single and multi-part health claims, enrollments, and other forms, as well as correspondence, re-pricing sheets and other general documents.


Products
In June 1992, the Company introduced the Series 9000 scanner. The Series 9000 integrates the latest in character recognition, image capture, and paper handling technology into a high speed scanner. During 1993, the Company introduced several options for this scanner. These options permit character recognition and image processing on the "reverse side" of documents, a special small document stacker module, and the ability to recognize several industry standard bar-codes.

The Series 9000 interfaces with other company products to provide multi-media data entry and image storage and retrieval. During 1994, the Company developed and delivered a network-based scanning, recognition and data entry product - the Series 7000 - which addresses requirements for a distributed solution.

In 1995, the Company introduced the Model 7800 scanner. The Model 7800 is the world's fastest full-page image scanner, capable of capturing up to 200 full size pages per minute. It is based on Scan-Optics' high-end, industry proven Series 9000. In April 1996, the Model 7800 was recognized at an industry trade show with the "Showstopper Award" for outstanding product.

In July 1996, the Company introduced a high-speed neural-network based handprint recognition system for use in the Series 9000 scanner. The In-Line Neural Classifier operates at speeds of up to 7500 characters per second while achieving a 50% reject rate reduction and 10% substitution rate reduction over the current handprint recognition engine. The classifier is based on a special neural network algorithm that is resistant to overtraining making it an ideal candidate for character recognition systems.

The Company has been involved in leveraging the power of neural recognition engines to achieve success with each operation. The Company's patented Context Edit analyzes data, conducts a database library search, compares fields character by character to locate a correct match, and then automatically updates the data batch with the correct information. With an extensive electronic postal/name library virtually every combination is considered but only the correct value is accepted.

The Company released VistaCapture in 1998. VistaCapture represents a new paradigm for creating data entry applications. The VistaCapture product suite, an open-system solution based on Microsoft's VisualBasic, utilizes Microsoft ActiveX (OCX) technology. VistaCapture is designed for high-speed key-entry, key-from-image, and state-of-the-art character recognition (OCR/ICR) applications.

During 1998, the Company announced the 7400 scanner. This scanner is a versatile, efficient, affordably priced desktop solution for businesses with single or multiple locations, each with its own data capture and forms scanning requirements. It can be used to add new scanning capabilities or to augment a larger solution and is ideal for businesses with low to mid range (40-70 ppm) scanner needs.

The Company continues to support its traditional data entry products of Key Entry III and ImageKey. Typical applications range from "heads down" data entry to highly sophisticated multi-user "front-ends" for large corporate databases.

In 1999, the Company announced a document management tool, DocWise, which was acquired through a licensing agreement with Bluebird Systems. DocWise provides an environment where users can capture, index, secure, store, access, distribute, and use the information contained in documents simply and efficiently.

The Company added a new scanner series to its line in 1999 through the acquisition of certain product, technology rights, and assets from Photomatrix Corporation. The Vision Series 8000 is targeted at the mid-range requirements for scanning. Rated at 100 ppm to 200 ppm, the Series 8000 scanner family converts large volumes of documents into compressed electronic images.

The Company considers product development to be a significant element in maintaining market share. During the years ended December 31, 1999, 1998, and 1997, the Company's research and development expenses were $5,688,000, $5,560,000, and $4,552,000, respectively. Some portion of these amounts was funded under the development agreements described below.

The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products that take advantage of the Company's core competencies.

Core Competencies

Key product disciplines utilize integration skills that leverage the core competencies of the Company to provide broad solution alternatives. These core competencies include:

Document Scanning
Image Enhancement Algorithms and Image Quality
Character Recognition (OCR, ICR, Barcode, Mark Sense, etc.)
Key-From-Image and Key-From-Paper Data Entry
Open Object Storage and Retrieval, Workflow, Internet Access, COLD Line of Business Domain Knowledge
Professional Services
Network Services
Value Added Engineering Services and Solutions

Document Scanning
The Company has addressed the high-speed, high-volume, page/document-processing marketplace since its inception. During 1992, the Company introduced the Series 9000 generation of scanners. This was followed in 1998 with the 9000T. These systems provide full-page document scanning, including options for front and back imaging, OCR reading, serialization, and sorting of documents in a single pass. During 1995, the Company introduced the Model 7800 scanner which captures images that can be utilized to improve customer service, order processing, and data capture. In 1998, the Company introduced the Model 7400 scanner, targeted at the mid-volume production market. In 1999, the Company added the Vision Series 8000 scanner to its line through the acquisition of certain product, technology rights, and assets from Photomatrix Corporation. The Series 8000 scanner, rated at 100 ppm to 200 ppm, converts large volumes of documents into compressed electronic images.

Image Enhancement Algorithms and Image Quality
Image enhancement starts at the scanner capture system. Various embedded algorithms are utilized to ensure a quality image is taken the first time. These algorithms include code for straightening a page, removing black "noise", adjusting the contrast, and trimming the image to the exact size of the document. The Company provides the fastest page capture and image system on the market today. This processing is carried forward into the Company's OCR, Key-From-Image and image storage and retrieval systems. Management believes that the Company's image quality is among the best in the industry. Electronic image processing and storage are rapidly overtaking the use of microfilm and the Company is on the leading edge of this technology with its hardware and application software solutions.

Character Recognition
The Company has developed and provided its own high-speed character recognition since 1968. OCR and its related technologies are able to lift data automatically from paper forms, without the need for manual keying of the data into the computer system. The Company's recognition technology has always included in-line recognition of machine printed, handprinted, and mark sense forms. In-line recognition occurs at very high speed, in real-time, as the paper is moving down the scanning transport.

With the introduction of the Series 9000 system, the Company has expanded this recognition to include barcode, patch code, special educational test scoring analysis, and special stamp recognition. In addition to these recognition processes, the Company has integrated and developed neural recognition technologies that support both in-line and post capture recognition. The Company's character recognition technology was enhanced in 1999 with its patented Context Edit capability that brings a new level of data purification to the integrated solutions.

Key-From-Image and Key-From-Paper Data Entry
The Company has been providing complete hardware and software solutions using Key-From-Image (KFI) and Key-From-Paper (KFP) data entry since 1976. This KFI and KFP solution remains important today, using the latest open network and platform designs with Windows, UNIX, Novell, TCP/IP, NT, and other industry standard components. By combining the high-speed scanning systems with the flexibility of KFI and KFP, customers are able to lower their overall data capture and document processing costs while improving the level of data accuracy and availability.

Open Object Storage and Retrieval, Workflow, Internet Access, Computer Output to Laser Disk (COLD)
The Company's image storage and retrieval solution is based on industry standards and powerful "best in class" components backed by 31 years of experience in high-volume, mission-critical production systems. The solution is an imaging application development environment that is modular and scaleable in design. Due to an open architecture environment, all data, rules, indexes, and workflow processes are maintained in an ODBC-compliant or SQL database product. The product set also includes interactive workflow, internet and electronic access, and COLD capabilities.

Line of Business Domain Knowledge
The Company provides solutions that are proven, cost-effective, and production-ready. The Company has the domain knowledge to provide total solutions in the following industries: government, insurance, transportation, financial and order entry. That domain knowledge is utilized in the product suite of applications; TAXexpress(TM), ORDERexpress(TM), PROOFexpress(TM), and ImageEMC++.

Professional Services
In order to provide a total solution to the customer, the Company has provided a consultative approach to integrate solutions with proven Professional Services core competencies in the following areas:

   Paper Handling       Application Expertise     Project Management
   Installation         Training                  Archival / Retrieval
   Custom Engineering   Development Tools         Forms Design
   Open Systems         Neural Technology         System Integration
   Microfilming         OCR Technology            Industry Standards
   Imaging              Networking

The Company has provided software solutions to its customers since 1968. The Company's scanners and assorted network system products provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in government, insurance, transportation, financial, and order entry. These software solutions enable the Company to provide full production-ready application systems that can be tailored to the customer's specific needs.

These targeted solutions are provided through professional services offered by the Company. The Company also provides individual, custom software services as requested by the customer. In this way, the Company can either provide the entire package of software support or simply provide those services that the customer desires.

Network Services
Network Services specializes in providing professional network integration services to customers of all sizes, from small companies with simple local area networks (LAN) to large organizations with enterprise-wide wide area networks (WAN). The Company offers solutions for every networking requirement including data, voice, and video. The Network Services staff is comprised of qualified professionals who have earned hardware and software vendor certifications such as the Novell CNE, Microsoft MCSE, Compaq ASE, IBM PSE, and others. The Company's employees are experienced with Ethernet, Fast Ethernet, Token-Ring, and FDDI networks utilizing the IPX/SPX, TCP/IP, and NetBIOS/NetBEUI protocols. The operating systems supported include Novell NetWare, Microsoft Windows NT, Windows 95, Windows 98, DOS/Windows, and OS/2.

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

The Company has been involved in special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstakes contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. In addition to stamp processing, the Company has been engaged in recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second. Test scoring includes Optical Mark Read (OMR) and image presentment of text pages to knowledge workers for value added analysis and grading.


ACCESS SERVICES DIVISION

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

Service is provided through a network of over 140 service centers worldwide. The Company provides on-site service with response times of 2 to 24 hours based on the service plan selected by the customer. The Company focuses on comprehensive diagnostic routines, modular designs, preventive maintenance procedures and customer surveys to provide its users high system availability to perform mission critical applications.

The Company's customers include government, healthcare organizations, transportation, subscription and catalog fulfillment companies, financial institutions and manufacturers in the U.S., Canada, Latin America, Europe and Asia. The Company maintains high standards of teamwork and customer satisfaction.


CONTRACT MANUFACTURING SERVICES

Through this component of the Manufacturing Services Division, the Company provides electro-mechanical assembly and test services under contracts with customers who develop and sell a variety of equipment.

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


SIGNIFICANT CUSTOMERS

In 1999, the Company derived 11% of its total revenue from one customer, the Kentucky Revenue Cabinet, a state government taxing authority. In 1998 and 1997, the Company derived 12% and 39%, respectively, of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan.

CHANNELS OF DISTRIBUTION

The Company sells directly to end-users and distributors. It also pools resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets both domestically and internationally.

BACKLOG

The backlog for the Company's products and services as of December 31, 1999 was approximately $18.4 million. As of December 31, 1998, the backlog was approximately $26.4 million. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts over the next year. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.

MANUFACTURING

Manufacture of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. Most parts are purchased, including many complex electronic and mechanical subassemblies. The Company also purchases major standard components, including low speed scanners, jukeboxes, PCs, printers and servers. An important aspect of the Company's manufacturing activities is its quality control program, which uses computer-controlled testing equipment.

The Company has not experienced significant shortages of any components or subassemblies. Alternate sources for such components and subassemblies have been developed. Certain sole source items have been evaluated and the Company has determined that a minor engineering effort would be required to qualify a replacement.

COMPETITION

The Company's Solutions and Products Division competes with service providers who integrate systems with products from multiple vendors. The Company differentiates its solutions by offering a total system, including post installation support of hardware and software services along with manufacturing capabilities. The Company focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company.

A large portion of the revenue generated by the Access Services Division is from post installation hardware and software services on integrated systems installed by the Company's Solutions and Products Division. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The remaining revenue is generated by the field repair of electro-mechanical devices manufactured by Original Equipment Manufacturers, primarily of scanner products, that do not have their own field staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality and its over 30 years of experience in providing scanner repair.

Contract Manufacturing, a component of the Manufacturing Services Division, provides electro-mechanical assembly and test services under contracts with customers who develop and sell a variety of equipment. The primary competition for this business is the customers themselves who can decide to manufacture the products instead of outsourcing them. Competition from other contract manufacturers is minimal due to the Company's expertise in the electo-mechanical field as well as the flexibility to handle various order requirements.


ISO 9001 CERTIFICATION

On November 12, 1999, the Company received ISO 9001 certification for its product development and manufacturing divisions. The scope of the certification is for the design and production of scanning equipment and contract manufacturing of electronic equipment excluding installation and servicing.

PATENTS

The Company currently has nine United States patents in force which expire between 2003 and 2018. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and makes all efforts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC. for their use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports.

EMPLOYEES

As of December 31, 1999 the Company employed 315 persons, including 28 with administrative and support responsibilities, 35 in marketing and sales, 168 in software and service activities, 32 in engineering and 52 in manufacturing capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.

FUNDED DEVELOPMENT AGREEMENTS

During 1997, the Company completed a $636,000 product development agreement with a specific customer, which required various modifications and enhancements to the Company's Series 9000 product. The Company recorded all revenue related to this development agreement in 1997. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1998, the Company completed a $200,000 custom development project with a specific customer. The project involved adding fluorescent bar code printing and reading to the Series 9000 product and adding additional stacker modules to accommodate the document sorting requirement. The Company recorded all revenue related to this development agreement in 1998. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1999, the Company entered into four custom development agreements for specific customers. A $125,000 agreement involved the development of localization software for screen displays in Japanese. A $115,000 agreement was for recognition enhancements to a current product. A $75,000 agreement involved enhancements for the reading of Japanese stock certificates. A $58,000 agreement involved software developments for the processing of mortgage payments and taxes. The Company recorded all revenue related to these development agreements in 1999. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.

EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.

BUSINESS SEGMENTS

The Company views its business in three distinct revenue categories: solutions and products, Access Services and contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.

                                                Year Ended December 31
(thousands)                                1999          1998         1997
-------------------------------------------------------------------------------
Revenues
  Solutions and products                $  34,921     $  40,174    $  45,002
  Access services                          16,003        13,222       11,606
  Contract manufacturing services           1,068           575
                                       ----------------------------------------
    Total revenues                         51,992        53,971       56,608


Cost of solutions and products             27,656        24,438       26,822
Service expenses                           12,817         9,590        8,040
                                       ----------------------------------------
    Gross profit margin                    11,519        19,943       21,746

    Operating expenses, net                19,934        16,709       16,055
                                       ----------------------------------------
Income (loss) before income taxes       $  (8,415)    $   3,234    $   5,691
                                       ========================================

Total assets                            $  55,186     $  52,992    $  38,707

Total expenditures for additions
  to long-lived assets                  $     596     $     560    $   1,139


Certain 1998 and 1997 amounts have been reclassified to conform to the current year presentation.

Note: The Japanese health organization accounted for $5.7 million and $20.2 million in solutions and products sales in 1998 and 1997, respectively. There were no sales to this customer in 1999.

Sales of product to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 46 countries and covering six continents. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:


(thousands)                    1999              1998               1997
-------------------------------------------------------------------------------

Latin America               $    77   2%     $    88   1%     $  2,207   8%
Europe                        1,982  41%         328   3%           37
Pacific Rim                   2,743  57%       9,649  96%       24,894  92%
                          ----------------------------------------------------
                            $ 4,802          $10,065          $ 27,138
                          ====================================================



Export sales represented 20%, 31%, and 66% of product sales for the three years ended December 31, 1999, 1998, and 1997, respectively.


ITEM 2 - PROPERTIES

The Company's world headquarters and manufacturing facility is located in a 84,000 square foot, one-story building in Manchester, Connecticut, leased for a term expiring in December 2006. The Company also leases 24,000 square feet of office space, under a lease expiring in December 2000, in Birmingham, Alabama, for professional services, software engineering and support, administration and equipment demonstration.

The Company leases office space throughout the United States for sales, service and administrative functions. Scan-Optics, Ltd., a wholly owned subsidiary in the United Kingdom, also leases office space for administration and equipment demonstration.

ITEM 3 - LEGAL PROCEEDINGS

There are no lawsuits currently pending against the Company. Recently the Company has received notification from a customer that certain services performed for the customer were not completed on schedule. The Company believes that the work has been completed according to contract specification and has been substantially delivered to the customer. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 1999 to a vote of the stockholders.


EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.

                                                                      Officer
Name                      Age    Principal Occupation:                Since
-------------------------------------------------------------------------------
James C. Mavel            54     Chairman, Chief Executive Officer,
                                 President and Director               1996

Joseph P. Crouch          37     Vice President -
                                 Manufacturing Services Division      1999

William H. Cuddy          64     Corporate Secretary                  1984

Marianna C. Emanuelson    38     Vice President -
                                 Human Resources                      1997

Richard C. Goyette        48     Vice President -
                                 Solutions and Products Division      1996

Joel K. Howser            52     Vice President -
                                 Product Development                  1998

Clarence W. Rife          60     Vice President -
                                 Access Services Division             1975

Michael J. Villano        40     Chief Financial Officer, Vice
                                 President and Treasurer              1992




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

Mr. Crouch joined the Company in March 1999 and was elected to the position of Vice President - Manufacturing Services Division in November 1999.
Prior to joining the Company, Mr. Crouch was Director of Manufacturing Operations for CalComp's Input Technologies Division. Mr. Crouch had over ten years of contract manufacturing experience before joining the Company.

Mr. Cuddy has been a partner in the law firm of Day, Berry and Howard LLP since 1968. He was elected to the position of Corporate Secretary in September 1984.

Ms. Emanuelson joined the Company in August 1994, and was elected to the position of Vice President in 1997. She is currently Vice President - Human Resources.

Mr. Goyette joined the Company in March 1996 as Vice President - Sales and Marketing. Prior to joining the Company, from 1993 through 1995, Mr. Goyette was Vice President of the Imaging Systems Division of Unisys. From 1992 to 1993, he was Vice President of the Software Products Group of Unisys. From 1990 to 1992 he was Vice President of Corporate Information Productivity Systems of Unisys. He is currently Vice President - Solutions and Products Division.

Mr. Howser joined the Company in February 1997 as Vice President - Marketing. In December of 1997, Mr. Howser assumed the responsibility of Vice President - Product Development. Prior to joining the Company, from 1989 through 1996, he was director of development for Unisys in its image program. Mr. Howser had twenty years of experience in transaction processing and OCR/image development prior to joining Unisys.

Mr. Rife has been employed by the Company since 1969 and was elected to the position of Vice President in 1975. He is currently Vice President - Access Services Division.

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

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,106 stockholders of record at December 31, 1999.


Quarter      March 31           June 30       September 30        December 31
Ended     HIGH     LOW       HIGH    LOW      HIGH     LOW       HIGH     LOW
--------------------------------------------------------------------------------
1999    5 1/2      3 1/2     4 3/8   3 1/8    4 7/16   2 3/4     2 7/8    1 1/8
1998    9 13/16    5 15/16   6 1/2   4 13/16  6 13/16  3 15/16   4 7/8    3 3/16



The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.


ITEM 6 - SELECTED FINANCIAL DATA

SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA


(thousands, except share data)      1999         1998        1997       1996          1995
----------------------------------------------------------------------------------------------
Total Revenues                   $  51,992    $  53,971   $  56,608   $  46,034    $  42,084
                                ==============================================================
Income (loss) before income
 taxes                               (8,415)      3,234       5,691       3,265       (1,327)
Income taxes (benefit)                (240)       1,105         (99)         (9)         (72)

                                --------------------------------------------------------------
Net Income (Loss)
                                    (8,175)      2,129       5,790       3,274        (1,255)
                                ==============================================================

Basic earnings (loss)            $   (1.17)   $    0.31   $    0.87   $    0.50         (.19)

Basic weighted-average
shares                           6,979,651    6,921,331   6,632,248   6,530,244    6,512,475

Diluted earnings (loss)          $   (1.17)   $    0.30   $    0.82   $    0.49    $    (.19)
per share

Diluted weighted-average
shares                           6,979,651    7,102,658   7,070,013   6,715,942    6,512,475


SELECTED BALANCE SHEET
DATA

Total assets                     $  55,186    $  52,992   $  38,707   $  31,121    $  29,514

Working capital                  $   4,727    $  15,107   $  24,643   $  17,318    $  14,239

Total stockholders' equity       $  22,081    $  30,246   $  27,733   $  21,207    $  17,751



The Company has not paid any dividends for the five year period ended December 31, 1999.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share, see Notes to Consolidated Financial Statements.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. As such, actual results may differ materially. The ability of Scan-Optics, Inc. (the "Company") to achieve the following expectations could be impacted by the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, the cyclical nature of funding within federal and state government agencies, competition from similar products, the implementation of other technologies which may provide alternative solutions, and the stability of sole source suppliers. See also "Other Disclosures - Impact of Year 2000" below. The foregoing factors should not be construed as exhaustive.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, to decrease market risk through expansion in the international marketplace, and to capitalize on existing core competencies of the Company. A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives may have a materially adverse effect on revenue growth and earnings. The Company incurred a loss in 1999 mainly attributable to professional service revenue delays on some projects and expense overruns on others, which is being addressed with a comprehensive plan. This plan is to reduce annual expenses by $5 million, restructure the professional service organization, including the mix of contractors to employees, and add senior management, as well as additional project management controls and adherence to project implementation methodology.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company achieved revenue growth of 9% with this initiative, primarily related to the government market in 1999.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The
Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. During 1999, the
Company had minimal achievements with this initiative. The revenue decline in the Asian marketplace, due to its economic challenge, was 72% or 31% if the Japanese Ministry of Health sales of $5.7 million are excluded from 1998 amounts. This was a significant disappointment to the Company during 1999. The economic environment in Latin America has also been an impediment to growth in these markets. The Company has been strengthening its relationships in Europe, which yielded an increase in sales of $1.6 million or 504% from 1998. The Company achieved these results with the addition of 5 Value Added Resellers in Europe as part of the acquisition of the scanner and maintenance division of Photomatrix Imaging Corporation (see below).

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that Access Services and contract manufacturing services have potential to sell their individual expertise, experience and cost effectiveness to other entities. In 1999, the Company was successful in obtaining a $1.5 million contract manufacturing order from MailCode, Inc., a manufacturer of mail processing equipment, of which $.5 million was recorded as revenue during the year. During 1999, Access Services signed agreements with 3 new hardware manufacturers for third party maintenance. These agreements comprise approximately 50 end-user customers.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. When the Company resolves the issues relating to the professional services organization, acquisitions will again be considered based upon their individual merit and benefit to the shareholders. During 1999, the Company completed an acquisition of the scanner and maintenance division of Photomatrix Imaging Corporation (PHRX), a supplier of high performance imaging products, for $3.9 million including assets acquired, liabilities assumed and related acquisition expenses. The transaction included the purchase of certain product, technology rights and assets. The Company signed a licensing agreement with Bluebird Systems for a suite of document management software products that encompass object management and workflow for $2.2 million. The Company entered into a joint marketing agreement with Wausau Financial Systems (WFS) to resell their item, image and remittance processing solutions for financial and commercial businesses. WFS is recognized as a leader within the payment processing marketplace. The
Company also executed a joint marketing agreement with Agissar Corporation to sell their mail extraction products and performance monitoring systems. During 1998, the Company completed two acquisitions, Southern Computer
Systems (SCS), a software and solutions provider and the hardware maintenance division of Access Corporation.

RESULTS OF OPERATIONS - 1999 VS. 1998

Total revenues decreased $2 million or 4% from 1998 to 1999.

Product sales decreased $9.2 million or 28% from the prior year. The Company's core business sales decreased $3.5 million or 13% from 1998 to 1999. The core business includes all domestic and international sales except those for health claims processing to the Japanese government. The Japanese Ministry of Health sales accounted for $5.7 million of product sales in 1998. There were no sales to this customer in 1999. North American sales decreased $3.9 million or 17% due mainly to Y2K concerns in the second half of 1999 that deferred purchase decisions by some potential customers as well as the internal focus of the sales organization on improving customer satisfaction and helping manage deliverables related to the professional services implementations underway in the third and fourth quarters of 1999. Total international sales decreased $5.3 million or 52% from 1998. International sales in the Pacific Rim that relate to the core business declined 31% or $1.2 million due to the continued slowdown in the Japanese economy and sales to Europe increased $1.6 million or 504%. Latin American sales remained consistent with the prior year mainly due to the continued decline in economic conditions in the Latin American countries.

Service revenues increased $7.1 million from 1998 to 1999. Hardware maintenance and support revenue increased $2.8 million or 21% due to the June 1999 acquisition of the assets of PHRX as well as continued growth of the third party maintenance business. Professional service revenue increased $4.3 million or 58% due to an increase in the focus on the "Business of Solutions", the marketing campaign to provide greater customer value in the target markets, as well as the acquisition of SCS, in June of 1998, which had a full year of revenue in 1999 compared to a half year in 1998.

Engineering revenues increased $.3 million from 1998 to 1999 due to an increase in customer funded development contracts from 1998 levels. (See
Note I of the Notes to Consolidated Financial Statements.)

Cost of product sales decreased $3.3 million or 17% from 1998 to 1999. Cost of product sales as a percentage of product sales increased 8% from 59% in 1998 to 67% in 1999. The percentage increase is due to decreased manufacturing production volumes, lower margins on commodity items sold as part of the total customer solution and increased contract manufacturing revenue which carries a lower margin.

Service expenses increased by $9.7 million in 1999. Customer service expenses increased $3.2 million or 34% due to the acquisition of the assets of PHRX in June of 1999, a full year of expenses associated with the acquisition of the hardware maintenance division of Access Corporation compared to a half year of expenses in 1998 and the growth of the third party maintenance business. Professional service expenses increased $6.5 million from 1998 to 1999 due in part to the increase in revenue as well as a full year of expense associated with the purchase of SCS which occurred in June of 1998. However, the expenses associated with professional services integration projects were significantly higher than anticipated in the second half of 1999 because of project management problems and the expense of hiring outside contractors to assist in project completions. This has been addressed with a management change and a comprehensive plan to improve system design, project management and customer implementations.

Sales and marketing expenses increased by $1 million in 1999 due to the acquisition of the assets of PHRX and a full year of expenses associated with the acquisition of SCS compared to a half year of expenses in 1998 and commission expenses.

Research and development expenses increased $.1 million from 1998 due mostly to the acquisition of PHRX assets offset by a reduction in headcount in the fourth quarter of 1999. The Company is continuing to refine its focus on software products and solutions, and as a result, certain development skills related to hardware platforms were no longer required.

General and administrative expenses increased $1 million in 1999 compared to the prior year. The increase is mainly due to the amortization of goodwill for the SCS acquisition, expenses related to the non-compete agreements with the principals of SCS, outside services, expenses associated with tax planning activities, and legal expenses related to acquisition activities.

Interest expense increased $.9 million due to the funding requirements related to the acquisition of PHRX assets completed during the second quarter, the purchase of the source code license from Bluebird Systems and the loss reported by the Company which required additional borrowings under the credit agreement.

Income taxes decreased $1.3 million from 1998. The Company's effective tax benefit rate for 1999 was 3% as the current income tax benefit of $.9 million was limited to amounts that are recoverable for taxes paid in prior years for which a tax carryback is available, offset by a valuation allowance of $.7 million for net deferred tax assets.



RESULTS OF OPERATIONS - 1998 VS. 1997

Total revenues decreased $2.6 million or 5% from 1997 to 1998.

Product sales decreased $8.4 million or 20% from the prior year. The Company's core business sales increased $6.1 million or 29% from 1997 to 1998. The core business includes all domestic and international sales except those for health claims processing to the Japanese government.
North American sales increased $8.7 million or 61%. SCS provided $4.8 million of this increase. International sales decreased $17.1 million or 85% from 1997. International sales in the Pacific Rim that relate to the core business declined 17% or $.8 million and sales to Europe and Latin America decreased 81% or $1.8 million mainly due to the decline in economic conditions in the Latin American countries. Sales to the Japanese government decreased $14.5 million or 72%.

Service revenues increased $6.5 million from 1997 to 1998. Hardware maintenance and support revenue increased $1.8 million or 16% due to the June 30, 1998 acquisition of the hardware maintenance division of Access Corporation. Professional service revenue increased $4.7 million or 193% due to an increase in the focus on "Business of Solutions", the marketing campaign to provide greater customer value in the target markets, as well as the acquisition of SCS, which came with a professional services organization of a similar size to that of Scan-Optics.

Engineering revenues decreased $.6 million from 1997 to 1998 due to a decline in customer funded development contracts from 1997 levels. (See
Note I of the Notes to Consolidated Financial Statements.)

Cost of product sales decreased $5.7 million or 23% from 1997 to 1998. Cost of product sales as a percentage of product sales decreased 2% from 61% in 1997 to 59% in 1998. The decrease is mainly due to a change in sales mix from 1997 to 1998 relating to the significant reduction in sales to the Japanese distributor.

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



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $.2 million from 1998 to 1999 for the reasons discussed below.

At December 31, 1999, the Company had $17.4 million in outstanding borrowings against its $19.5 million available borrowings. The average borrowing level for 1999 was $15.5 million compared to $4.9 million for 1998. The increase in borrowing level is directly related to the acquisition completed in the second quarter of 1999 for $2.1 million, the payments of $1.8 million related to the purchase of a source code license from Bluebird Systems for $2.2 million in 1999, as well as the loss the Company reported in 1999.

The Company is operating under a credit agreement with Fleet National Bank (Agreement). The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels.
The Company is currently in default of these covenants and was for the last two quarters of 1999. The circumstances surrounding this Agreement have changed significantly over the last few months as BankBoston, the prior lender, merged with Fleet National Bank on October 1, 1999. The
Company has held preliminary discussions with Fleet National Bank and has begun to negotiate the revision of the Agreement to meet the current operating
conditions as well as to obtain waivers for the covenant defaults.   At
this time, no agreement has been reached. The Company has determined that the projected operating cash flow for 2000 is adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size, terms and conditions as currently exist. If negotiations on the revision of the Agreement with Fleet
National Bank are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.

Operating activities used $3.5 million of cash in 1999 compared to $3.6 million in 1998. The non-cash expenses in 1999 were $5.3 million compared to $3.5 million in 1998. The non-cash items relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes. Other components of operating activities are discussed below.

Net accounts receivable increased $1 million from December 31, 1998. There are several factors associated with the net increase in accounts receivables. Unbilled receivables relating to professional service revenue increased $5 million from December 1998, and this increase was offset by a decrease in fourth quarter revenue of $8.1 million from 1998 to 1999. Professional service project delays have adversely affected milestone payments. Also, the Company has experienced a slowdown in the collection of receivables as a result of the transition from a product based supplier, which traditionally has quicker payment time frames, to a more complete solutions provider which typically has extended payment terms and slower payment experience. In addition, large state government installations have extended payment periods. The Company is addressing these issues with more pre-sales communications and contract terms that better fit the solutions business.

Refundable and recoverable income taxes were $2 million at December 31, 1999 due to the refund of 1999 estimated payments made and the carryback of a portion of the 1999 loss. At December 31, 1999, the Company has U.S. federal and state operating loss carryforwards of approximately $9,700,000 and $12,300,000, respectively. The U.S. federal and state net operating loss carryforwards expire in 2014 and 2005, respectively. At December 31, 1999, the Company has approximately $470,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which are scheduled to expire periodically between 2000 and 2006.

Total inventories decreased $1.4 million from 1998 levels. Manufacturing inventories decreased $2 million during the year due to a decrease in finished goods inventory of $1.5 million, a decrease in work-in-process inventory of $.2 million and a decrease in materials and component parts inventory of $.3 million, all due to the Company's focused effort to reduce inventory levels. These decreases were achieved even with the acquisition of certain PHRX manufacturing inventories during the second quarter of 1999. The manufacturing inventory reduction was offset by an increase in customer service inventory of $.6 million which was directly attributable to the PHRX acquisition.

Net plant and equipment decreased $.5 million in 1999. This decrease is mainly due to recorded depreciation of $1.1 million which is partially
offset by additions of $.6 million.    The additions include $.4 million
related to internal computer equipment and the capitalization of test time related to the implementation of the internal corporate information system and $.2 million of other operating capital requirements.

Software license increased by $2 million due to the source code licensing agreement signed with Bluebird Systems of Carlsbad, California, of $2.2 million less the amortization recorded during the year.

Goodwill increased by $.4 million due to the acquisition in June of 1999 of PHRX assets offset by goodwill amortization recorded during 1999. The acquisition was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $1.6 million is being amortized over an average period of twelve and one-half years. Southern Computer Systems (SCS), a privately held company, was purchased in June of 1998.
The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $9.2 million is being amortized over a twenty-year period. The acquisition of the maintenance division of Access Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five-year period.

Other assets decreased by $.2 million mainly due to the non-compete agreements with the principals of SCS.

Accounts payable increased $2.6 million from December 31, 1998 as a result of the Company's cash availability and the timing of purchases of commodity items during the fourth quarter.

Salaries and wages decreased $.2 million from 1998 mainly due to the 1998 executive incentive compensation accrual that was paid in 1999. There was no executive incentive compensation for 1999.

Taxes other than income taxes increased by $.4 million due to timing of accruals and related payments.

Customer deposits increased $1.3 million from 1998 due to deposits received in 1999 on various solution transactions.

Other liabilities increased $.9 million from 1998 mainly due to accruals related to professional service consulting expenses and accruals for the source code licensing agreement with Bluebird.

OTHER DISCLOSURES

Impact of Year 2000
In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $150,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of Recently Issued Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Scan-Optics, Inc. will continue as a going concern. As more fully described in Notes A and F, the Company has incurred operating losses in 1999 and has not complied with certain covenants of loan agreements and is currently negotiating with its lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes A and F. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                     Ernst & Young LLP




Hartford, Connecticut
February 14, 2000, except for
Note F, as to which the date
is March 27, 2000

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                             December 31
(thousands, except share data)                              1999      1998
Assets
Current assets:
  Cash and cash equivalents                              $     38  $    216
  Accounts receivable less allowance of $308 in
    1999 and $206 in 1998                                  18,713    22,725
  Unbilled receivables - contracts in progress              5,023
  Refundable income taxes                                   1,282
  Recoverable income taxes                                    740
  Inventories                                              10,033    11,478
  Deferred taxes                                                        960
  Deferred costs, net of revenues                             530       502
  Prepaid expenses and other                                  976     1,012
                                                           ----------------
    Total current assets                                   37,335    36,893
Plant and Equipment:
  Equipment                                                13,735    13,601
  Leasehold improvements                                    5,146     4,815
  Office furniture and fixtures                             1,312     1,307
                                                           ----------------
                                                           20,193    19,723
  Less allowances for depreciation and                     17,337    16,367
   amortization                                            ----------------
                                                            2,856     3,356
Software license, net of accumulated amortization
 of $185 in 1999                                            2,040
Goodwill, net of accumulated amortization of
 $1,828 in 1999 and $577 in 1998                           12,523    12,110
Other assets                                                  432       633
                                                           ----------------
Total Assets                                             $ 55,186  $ 52,992
                                                           ================


                                                             December 31
(thousands, except share data)                              1999      1998
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $    8,079  $   5,487
  Notes payable to bank                                   17,437     11,524
  Salaries and wages                                       1,800      2,007
  Taxes other than income taxes                            1,110        691
  Customer deposits                                        1,353         99
  Other                                                    2,829      1,978
                                                          -----------------
    Total current liabilities                             32,608     21,786

  Deferred taxes                                                        263
  Other liabilities                                          497        697

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,396,232 shares in 1999
        and 7,370,482 shares in 1998                         148        147
  Common stock class A convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                          35,568     35,501
  Retained-earnings deficit                              (10,415)    (2,240)
  Accumulated other comprehensive loss                      (574)      (516)
                                                          -----------------
                                                          24,727     32,892
  Less cost of common stock in treasury,
    413,500 shares                                         2,646      2,646
                                                          -----------------
      Total stockholders' equity                          22,081     30,246
                                                          -----------------
  Total Liabilities and Stockholders' Equity            $ 55,186  $  52,992
                                                          =================

See accompanying notes.

SCAN-OPTICS,
INC. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year Ended December 31
(Thousands, except share data)                    1999         1998         1997
----------------------------------------------------------------------------------
Revenues
  Product sales                               $    23,800  $    32,988  $   41,361
  Service revenues                                 27,642       20,577      14,124
  Engineering revenues                                537          284         876
  Other operating revenues                             13          122         247
                                               -----------------------------------
    Total revenues                                 51,992       53,971      56,608

Costs and Expenses
  Cost of product sales                            16,056       19,335      25,066
  Service expenses                                 24,417       14,693      10,400
  Sales and marketing expenses                      7,980        7,011       7,297
  Research and development expenses                 5,688        5,560       4,552
  General and administrative expenses               4,950        3,903       3,737
  Interest expense                                  1,276          397          14
                                               -----------------------------------
    Total costs and expenses                       60,367       50,899      51,066
                                               -----------------------------------
Operating income (loss)                           (8,375)        3,072       5,542
Other income (loss), net                             (40)          162         149
                                               -----------------------------------
Income (loss) before income taxes                 (8,415)        3,234       5,691
  Income tax expense (benefit)                      (240)        1,105        (99)
                                               -----------------------------------
Net Income (Loss)                             $   (8,175)  $     2,129  $    5,790
                                               ===================================
Basic earnings (loss) per share               $    (1.17)  $       .31  $      .87
                                               ===================================
Basic weighted-average shares                   6,979,651    6,921,331   6,632,248

Diluted earnings (loss) per share             $    (1.17)  $       .30  $      .82
                                               ===================================
Diluted weighted-average shares                 6,979,651    7,102,658   7,070,013

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                          Capital in          Accumulated
                                                     Retained-   Other   Unearned
                           Common Stock    Excess of  Earnings Comprehen  ESOP    Treasury
                          ---------------                        sive
(thousands, except share  Shares   Amount  Par Value  Deficit    Loss    Compens   Stock    Total
 data)                                                                    ation
-----------------------------------------------------------------------------------------------------
Balance January 1, 1997   6,945,101  $ 139  $ 34,297  $(10,159)  $ (292)  $ (132)  $(2,646)  $ 21,207

Issuance of common
 stock upon exercise
 of stock options           273,354      5       728                                              733
Unearned ESOP
 compensation
 amortization                                                                132                  132
Net income                                               5,790                                  5,790
Currency translation
  adjustments                                                      (129)                         (129)
                                                                                               ------
Comprehensive income                                                                            5,661
-----------------------------------------------------------------------------------------------------
Balance December 31, 1997  7,218,455    144    35,025   (4,369)    (421)            (2,646)    27,733

Issuance of common
 stock upon exercise
 of stock options            152,027      3       476                                             479
Net income                                               2,129                                  2,129
Curency translation
 adjustments                                                         (95)                         (95)
                                                                                               ------
Comprehensive income                                                                            2,034
-----------------------------------------------------------------------------------------------------

Balance December 31, 1998  7,370,482    147    35,501   (2,240)     (516)           (2,646)    30,246

Issuance of common
 stock upon exercise
 of stock options             25,750      1        67                                              68
Net loss                                                (8,175)                                (8,175)
Currency translation
 adjustments                                                         (58)                         (58)
                                                                                               ------
Comprehensive loss                                                                             (8,233)
-----------------------------------------------------------------------------------------------------
Balance December 31, 1999  7,396,232  $ 148  $ 35,568 $(10,415)  $  (574)  $       $(2,646)  $ 22,081


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Year Ended December 31

(thousands)                                        1999        1998       1997
---------------------------------------------------------------------------------
Operating activities
  Net income (loss)                            $  (8,175)  $    2,129  $   5,790
  Adjustments to reconcile net income
    (loss) to net cash (used) provided by
      operating activities:
    Depreciation                                    1,115       1,392      1,269
    Amortization                                    1,912       1,687      1,396
    Amortization of goodwill                        1,251         577
    Provision for losses on accounts
      receivable                                       94                    424
    Provision for inventory obsolescence              229                    700
    Deferred taxes                                    697        (145)      (552)
  Changes in operating assets and
    liabilities:
   Accounts receivable                               (586)     (6,176)    (6,857)
   Refundable income taxes                         (1,282)
   Recoverable income taxes                          (740)
   Inventories                                        450        (618)       277
   Prepaid expenses and other                         112         (51)       305
   Software license                                (2,225)
   Accounts payable                                 1,790       2,890       (399)
   Accrued salaries and wages                        (424)         49         44
   Taxes other than income taxes                      419         (53)        62
   Income taxes                                       (35)       (498)       326
   Deferred costs, net of revenues                    (28)     (1,849)       734
   Customer deposits                                1,254      (2,466)       242
   Other                                              699        (442)      (335)
                                                  -------------------------------
  Net cash (used) provided by operating
   activities                                      (3,473)     (3,574)     3,426

Investing activities
  Business acquisitions, net of cash
     acquired                                      (2,111)    (12,042)
  Purchases of plant and equipment, net              (575)       (557)      (954)
                                                  -------------------------------
  Net cash used by investing activities            (2,686)    (12,599)      (954)

Financing activities
  Proceeds from issuance of common stock               68         479        733
  Proceeds from borrowings                         51,941      22,045      7,741
Principal payments on borrowings                  (46,028)    (10,521)    (7,839)
                                                  -------------------------------
   Net cash provided by financing activities        5,981      12,003        635

(Decrease) increase in cash and cash                 (178)     (4,170)     3,107
   equivalents
Cash and cash equivalents at beginning of year        216       4,386      1,279
                                                  -------------------------------
Cash and cash equivalents at end of year         $     38  $      216  $   4,386
                                                  ===============================
Supplemental cash flow information
    Interest paid                                $  1,229  $      320  $      18
                                                  ===============================
    Income taxes paid                            $  1,183  $    1,754  $     159
                                                  ===============================
See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

The Company combines technology, experience and expertise to develop cost-effective solutions for applications that include, insurance, government, transportation, financial and order entry. The Company's systems, software and services are marketed worldwide to commercial and government organizations either directly by the Company's sales organization or through distributors. The Company also markets with system integrators and specialized niche suppliers. The Company's business is vulnerable to a number of factors beyond its control. These include (1) the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies which may provide alternative solutions, and (5) the stability of sole source suppliers.

Future Operations: The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
The Company experienced a net loss of $8.2 million in 1999, primarily related to professional services integration project expenses which were significantly higher than anticipated in the second half of 1999 because of project management problems and the expense of hiring outside contractors to assist in project completions. Furthermore, as discussed in Note F to the consolidated financial statements, the Company is currently in default under its credit agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management has developed a plan to reduce annual expenses by $5 million, to restructure the professional service organization, including the mix of contractors to employees, and to add senior management, as well as additional project management controls and adherence to project implementation methodology. Also, the Company has determined that the projected operating cash flow for 2000 is adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size, terms and conditions as currently exist. The Company has held preliminary discussions with Fleet National Bank and has begun to negotiate the revision of the credit agreement to meet the current operating conditions as well as to obtain waivers for the covenant defaults. However, at this time, no agreement has been reached. Management will continue to negotiate with other bank and finance companies, as well as review other business and financing options as a potential alternative to Fleet National Bank.

NOTE B - ACCOUNTING POLICIES

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

Intangibles: Goodwill relating to the acquisitions completed in 1998 and 1999 represents the excess cost over fair value of tangible and identifiable intangible net assets acquired. It is amortized on a straight-line basis over 5 to 20 years. Software license acquired in 1999 is amortized on a straight-line basis over 3 years.

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

Revenue Recognition: Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer.

Revenues under systems integration and professional services contracts are recognized on the basis of the ratio of earned revenue to total contract price, after considering accumulated costs and estimated costs to complete each contract or when services have been performed and accepted, depending on the nature of the project. Under fixed price contracts, the Company may encounter, and on certain contracts from time to time has encountered, cost overruns caused project management problems and the expense of hiring outside contractors to assist in project completions, as well as changes to previously agreed upon project designs. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the estimates indicate a loss, such loss is provided for when identified.

Revenues from maintenance services are recognized as earned.

Income Taxes: Deferred income taxes are provided for differences between the income tax and the financial reporting bases of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not. In making such determination, the Company considers estimated future reversals of existing temporary differences, estimated future earnings and available tax planning strategies. To the extent that the estimates of these items are reduced or not realized, the amount of the deferred tax assets considered realizable could be adversely affected.

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

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, Earnings Per Share. For 1999, the computation of diluted earnings (loss) per share was antidilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

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

Reclassifications: Certain 1998 and 1997 amounts have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Standards: In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


NOTE C - ACQUISITION ACTIVITIES

The Company completed two acquisitions during June 1998. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable of $.4 million, fixed assets of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The operations of SCS are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $9.2 million is being amortized over a twenty year period. The proforma unaudited results of operations for the years ended December 31, 1998 and December 31, 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:

                                                 December 31
(thousands, except per share amounts)         1998        1997
-------------------------------------------------------------------

Total revenue                              $ 55,732     $ 63,076
Net income (loss)                            (1,459)       4,680
Basic earnings (loss) per share                (.21)         .71
Diluted earnings (loss) per share           $  (.21)    $    .66

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

The second acquisition was the maintenance division of Access Corporation for $3.3 million in cash. The Company acquired accounts receivable of $.5 million. The Company also assumed a liability for deferred revenue of $.5 million and acquisition related expenses for investment banker and legal services of $.2 million. The operations of the maintenance division of Access Corporation are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five year period.

During June 1999, the Company completed the acquisition of the product rights and certain assets of the Photomatrix Imaging Corporation, a subsidiary of Photomatrix, Inc., for $2.1 million in cash. The Company acquired accounts receivable net of reserves of $1 million, manufacturing and customer service inventory net of reserves of $1.2 million and other assets of $.1 million. The Company also assumed liabilities for accounts payable of $.8 million, deferred revenue of $.5 million, salary and benefits accruals of $.2 million and acquisition related expenses of $.3 million. The acquisition was accounted for as a purchase and the operations are included in the consolidated statement of operations from the date of acquisition. The Company reported goodwill related to the transaction of $1.6 million which will be amortized over an average period of twelve and one-half years.

The Company determines the amount of goodwill and the amortization period based upon a review of the acquired business and its earnings potential.


NOTE D - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Amounts billed under contracts in progress and included in accounts receivable at December 31, 1999 amounted to $.5 million. Unbilled amounts of $5 million are recoverable from the customer upon completion of the phase or milestone. The Company estimates that substantially all unbilled amounts will be collected in 2000.


NOTE E - INVENTORIES

The components of inventories were as follows:
                                                December 31
(thousands)                                   1999      1998
-------------------------------------------------------------
Finished goods                            $    363  $  1,885
Work-in-process                              1,927     2,129
Service parts                                4,429     3,808
Materials and component parts                3,314     3,656
                                           ------------------
                                          $ 10,033   $11,478
                                           ==================


NOTE F - CREDIT ARRANGEMENTS

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $2.1 million and $1.5 million at December 31, 1999 and December 31, 1998, respectively. The weighted average interest rate on borrowings during 1999 and 1998 was 8.3% and 8.1%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at December 31, 1999 was $9.5 million, all of which is classified as a current liability on the consolidated balance sheet due to the covenant defaults noted below. Both the line of credit and the term loan bear interest at prime.

The Company is operating under a credit agreement with Fleet National Bank (Agreement). The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels.
The Company is currently in default of these covenants and was for the last two quarters of 1999. The circumstances surrounding this Agreement have changed significantly over the last few months as BankBoston, the prior lender, merged with Fleet National Bank on October 1, 1999. The
Company has held preliminary discussions with Fleet National Bank and has begun to negotiate the revision of the Agreement to meet the current operating conditions as well as to obtain waivers for the covenant defaults. At this time, no agreement has been reached. The Company has determined that the projected operating cash flow for 2000 is adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size, terms and conditions as currently exist. If negotiations on the revision of the Agreement with Fleet National Bank are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.

The carrying value of the notes payable to bank approximates its fair value.


NOTE G - CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. No shares have been issued to date.

At December 31, 1999, the Company had reserved 1,323,005 shares of common stock for the issuance or exercise of stock options. There are no shares reserved for the exercise of warrants.

Class A Convertible stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A Convertible stock were converted to common stock. No shares were outstanding at December 31, 1999 and 1998.


NOTE H - STOCK OPTION PLANS

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

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 1999:

                                                    Number of      Option Price
                                                      Shares         Per Share
--------------------------------------------------------------------------------
Outstanding January 1, 1997 (567,991 exercisable)    858,714     $1.50  to $9.63
  Granted                                            217,500      4.68  to  9.19
  Exercised                                         (255,354)     1.50  to  6.00
  Canceled                                            (3,467)     3.38  to  9.63
                                                     ---------------------------
Outstanding December 31, 1997 (679,688 exercisable)  817,393      1.50  to  9.19

1998 ACTIVITY
  Granted                                             35,000      5.69  to  9.19
  Exercised                                         (152,027)     2.13  to  3.75
  Canceled                                           (11,933)     2.13  to  6.38
                                                     ---------------------------
Outstanding December 31, 1998 (531,420 exercisable)  688,433      1.50  to  9.19

1999 ACTIVITY
  Granted                                            140,000      3.25  to  3.50
  Exercised                                          (25,750)     2.00  to  3.25
  Canceled                                           (47,700)     2.00  to  9.19
                                                     ---------------------------
Outstanding December 31, 1999 (560,457 exercisable)  754,983     $1.50  to $9.19
                                                     ===========================

At December 31, 1999 there were 568,022 options available for grant of which 145,000 was reserved for the Directors.

The weighted-average fair value of options granted was $3.45, $6.21 and $7.13 during 1999, 1998, and 1997, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 1999 was 8 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility of .582 to .592.

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

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period which is 36 months for key employees and 6 months for the Board of Directors. The Company's pro forma information follows:

                                                             December 31

(thousands, except per share amounts)                  1999     1998      1997
---------------------------------------------------------------------------------
Net income (loss), as reported                        $(8,175)  $ 2,129  $ 5,790
Stock option expense                                     (693)     (563)    (351)
                                                       --------------------------
Pro forma net income (loss)                           $(8,868)  $ 1,566  $ 5,439
                                                       ==========================

Basic earnings (loss) per share, as reported          $ (1.17)  $   .31  $   .87
Stock option expense                                     (.10)     (.08)    (.05)
                                                       --------------------------
Pro forma basic earnings (loss) per share             $ (1.27)  $   .23  $   .82
                                                       ==========================

Diluted earnings (loss) per share, as reported        $ (1.17)  $   .30  $   .82
Stock option expense                                     (.10)     (.08)    (.05)
                                                       --------------------------
Pro forma diluted earnings (loss) per share           $ (1.27)  $   .22  $   .77
                                                       ==========================


NOTE I - RESEARCH AND DEVELOPMENT AGREEMENTS

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

During 1998, the Company entered into a $200,000 custom development project with a specific customer. The project involved adding fluorescent bar code printing and reading to the Series 9000 product and adding additional stacker modules to accommodate the document sorting requirement. The Company recorded all revenue related to this development agreement in 1998. These revenues offset related costs incurred to develop the modifications and enhancements. The ownership of the technologies created as a result of this development agreement remains with the Company. No royalties or other considerations are required as a part of this agreement.

During 1999, the Company entered into four custom development agreements for specific customers. A $125,000 agreement involved the development of localization software for screen displays in Japanese. A $115,000 agreement was for recognition enhancements to a current product. A $75,000 agreement involved enhancements for the reading of Japanese stock certificates. A $58,000 agreement involved software developments for the processing of mortgage payments and taxes. The Company recorded all revenue related to these development agreements in 1999. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE J - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. The Company contributed an amount equal to 50% of the first 6% contributed by the participant in 1999 and 1998 and 50% of the first 4% in 1997. The Company's contributions to this plan were $374,000, $329,000, and $215,000 in 1999, 1998, and 1997, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. The Company did not allocate any additional shares to the Plan in 1999 or 1998. At December 31, 1998, all shares had been allocated. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 1999 and 1998. Expenses related to the Plan in 1997 were $132,481.


NOTE K - INCOME TAXES

At December 31, 1999, the Company has U.S. federal and state operating loss carryforwards of approximately $9,700,000 and $12,300,000, respectively. The U.S. federal and state net operating loss carryforwards expire in 2014 and 2005, respectively. At December 31, 1999, the Company has approximately $470,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which are scheduled to expire periodically between 2000 and 2006. At December 31, 1998, the Company had approximately $450,000, $2,600,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for 1999 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences. For 1998, the valuation allowance offset a significant portion of the deferred tax assets relating to the foreign net operating loss carryforwards and other temporary differences.

Income (loss) before income taxes is set forth in the following tabulation:

                                     Year Ended December 31
(thousands)                         1999       1998     1997
--------------------------------------------------------------
Domestic                          $ (7,806)  $ 3,228  $ 6,649
Foreign                               (609)        6     (958)
                                   ---------------------------
Income (loss) before income taxes $ (8,415)  $ 3,234  $ 5,691
                                   ===========================

Income taxes (benefit) are
 summarized as follows:
                                    Year Ended December 31
(THOUSANDS)                        1999       1998      1997
--------------------------------------------------------------
Current (benefit):
  Federal                         $   (956)  $   944  $   418
  State                                 26       311       68
  Foreign                               (7)       (5)     (33)
                                   ---------------------------
Total current (benefit)           $   (937)  $ 1,250  $   453
                                   ===========================
Deferred (benefit):
  Federal                         $    620      (129)    (491)
  State                                 77       (16)     (61)
                                   ---------------------------
Total deferred (benefit)          $    697   $  (145)    (552)
                                   ===========================
                                  $   (240)  $ 1,105  $   (99)
                                   ===========================


Significant components of the Company's deferred tax liabilities and assets were as follows:

                                               December 31
(THOUSANDS)                                 1999        1998
--------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward         $ 5,671     $ 1,475
   Alternative minimum tax credit
     carryforward                              168
   Depreciation                                 92          92
   Inventory valuation                         163         174
   Inventory                                   101         115
   Deferred maintenance revenue                  6         178
   Accounts receivable reserves                113          26
   Goodwill                                     71          59
   Revenue recognition - systems undergoing
     acceptance testing                          8          29
   Vacation accrual                            237         188
   Other                                        13         162
                                            -------------------
      Total gross deferred tax assets        6,643       2,498

 Deferred tax liabilities:
   Revenue recognition - milestone and
     retainer contracts                       (989)
   Depreciation and other                     (263)        (84)
                                            -------------------
      Total gross deferred tax liabilities  (1,252)        (84)

Valuation allowance                         (5,391)     (1,717)
                                            -------------------
      Net deferred tax asset               $     -    $    697
                                            ===================


The 1999 change in the valuation allowance for deferred tax assets relates to operating loss carryforwards and all other deferred tax assets.

A reconciliation of the statutory tax rate to the effective rate is as follows:

                                                Year Ended December 31
                                                1999      1998      1997
-------------------------------------------------------------------------
Statutory federal income tax rate              (34)%       34%      34%
  State income taxes, net of federal benefit     1          7
  Adjustments to prior year taxes               (3)
  Foreign sales corporation benefit                        (9)      (5)
  Foreign income taxes (benefit)                 2                  (1)
  Net operating loss carryforward (benefit)     33                 (30)
  Other                                         (2)         2
                                                ------------------------
Effective tax rate                              (3)%       34%      (2)%
                                                ========================

NOTE L - LEASE COMMITMENTS

The Company's principal lease commitments are for its corporate office and manufacturing facility in Manchester, Connecticut, and its professional services, software engineering and support, administration and equipment demonstration facility in Birmingham, Alabama. The Manchester lease expires on December 31, 2006 and the Birmingham lease expires on December 31, 2000. Minimum rental payments for all noncancelable leases which are operating leases with terms equal to or in excess of one year as of December 31, 1999 are as follows:
                                       Minimum Rental
(thousands)                                 Payments
------------------------------------------------------
      2000                                 $    1,125
      2001                                        849
      2002                                        734
      2003                                        605
      2004                                        362
      Thereafter                                  713
                                             --------
      Total minimum lease payments          $   4,388
                                             ========

Rental expense for the years ended December 31, 1999, 1998, and 1997 was $966,000, $795,000, and $580,000, respectively.


NOTE M - CONTINGENCIES

There are no lawsuits currently pending against the Company. Recently the Company has received notification from a customer that certain services performed for the customer were not completed on schedule. The Company believes that the work has been completed according to contract specification and has been substantially delivered to the customer. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.


NOTE N - SEGMENT INFORMATION

Business segment data and geographic area data for the years ended 1999, 1998 and 1997 as included in Item 1 of this report are an integral part of these financial statements.


NOTE O - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer. Revenues recorded during 1999, 1998 and 1997 included bill and hold transactions of $5.6 million, $3.7 million and $12.1 million, respectively. Accounts receivable included bill and hold receivables of $3.5 million, $1.7 million and $4.7 million at December 31, 1999, 1998, and 1997, respectively.


NOTE P - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                       December 31
(thousands, except share data)                1999         1998         1997
------------------------------------------------------------------------------
Numerator:
             Net Income (Loss)            $   (8,175)  $   2,129   $    5,790
                                          ====================================
Denominator:
             Denominator for basic
             earnings per share
             (weighted-average shares)     6,979,651   6,921,331    6,632,248
             Effect of dilutive
                securities:
                Employee stock options                   181,327      437,765

             Denominator for diluted
             earnings per share (adjusted
             weighted-average shares
             and assumed conversions)      6,979,651   7,102,658    7,070,013
                                          ====================================
Basic earnings (loss) per share           $    (1.17) $      .31   $      .87
                                          ====================================
Diluted earnings (loss) per share         $    (1.17) $      .30   $      .82
                                          ====================================



NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.


(thousands, except per share amounts)         March    June   September   December
-----------------------------------------------------------------------------------
1999
----
Revenues                                     $13,232  $14,829  $ 12,456  $  11,475
Cost of product sales and service expenses     9,019    9,658    10,524     11,272
Net income (loss)                                 80       63    (1,963)    (6,355)
Basic earnings (loss) per share                  .01      .01      (.28)      (.91)
Diluted earnings (loss) per share            $   .01  $   .01  $   (.28) $    (.91)

1998
----
Revenues                                     $12,892  $ 9,704  $  11,822 $  19,553
Cost of product sales and service expenses     8,668    5,864      7,319    12,177
Net income                                       428      140        274     1,287
Basic earnings per share                         .06      .02        .04       .19
Diluted earnings per share                   $   .06  $   .02  $     .04 $     .18


The fourth quarter of 1999 includes a $1.3 million reduction of the income tax benefit recorded for the nine month period ended September 30, 1999 and a valuation allowance was established for $.7 million for net deferred tax assets.




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included under the captions "Security Ownership of Certain Beneficial Owners" and "Share Ownership of Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 2000 and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in
Item 8:

     (1)     Report of Independent Auditors

             Consolidated Balance Sheets at December 31, 1999 and 1998

             Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

             Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

             Notes to Consolidated Financial Statements - December 31, 1999

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

        *+10.1 The Scan-Optics, Inc. 1979 Incentive and Non-
               Qualified Stock Option Plan included in Exhibit B in the Company's Proxy Statement dated June 8, 1979 for the Annual Meeting of Stockholders held on June 27, 1979.

        *+10.2 The Scan-Optics, Inc. 1984 Incentive and Non-
               Qualified Stock Option Plan included in Exhibit E in the Company's Proxy Statement dated April 19, 1984 for the Annual Meeting of Stockholders held on May 17, 1984.

        *+10.3 The Scan-Optics, Inc. 1987 Incentive and Non-
               Qualified Stock Option Plan included in Exhibit B in the Company's Proxy Statement dated April 16, 1987 for the Annual Meeting of Stockholders held on May 19, 1987.

        *+10.4 The Scan-Optics, Inc. 1990 Incentive and Non-
               Qualified Stock Option Plan included in Exhibit A in the Company's Proxy Statement dated April 30, 1990 for the Annual Meeting of Stockholders held on June 12, 1990.

        *+10.5 The Scan-Optics, Inc. 1990 Stock Option Plan for
               Outside Directors included in Exhibit B in the Company's Proxy Statement dated April 30, 1990 for the Annual Meeting of Stockholders held on June 12, 1990.

        *+10.6 The Scan-Optics, Inc. 1990 Incentive and Non-
               Qualified Stock Option Plan amendment included as Item 2 in the Company's Proxy Statement dated April 14, 1994 for the Annual Meeting of Stockholders held on May 18, 1994.

        *+10.7 The Scan-Optics, Inc. 1990 Stock Option Plan for Outside
               Directors amendment included as Item 2 in the Company's Proxy Statement dated April 15, 1996 for the Annual Meeting of Stockholders held on May 15, 1996.

        *+10.8 The Scan-Optics, Inc. 1999 Incentive and Non-Qualified
               Stock Option Plan included in Exhibit A in the Company's Proxy Statement dated April 8, 1999 for the Annual Meeting of Stockholders held on May 20, 1999.

        *+10.9 Employment agreement, effective as of December 31, 1996, between Scan-Optics, Inc. and James C. Mavel, included as Exhibit 10.10 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

        +10.10 Executive severance agreement between Marianna C. Emanuelson and
               Scan-Optics, Inc. dated November 17, 1997, is included as
               Exhibit 10.10 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

        +10.11 Executive severance agreement between Richard C. Goyette and
               Scan-Optics, Inc. dated November 17, 1997, is included as
               Exhibit 10.11 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

        +10.12 Executive severance agreement between Clarence W. Rife and
               Scan-Optics, Inc. dated November 17, 1997, is included as
               Exhibit 10.12 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

        +10.13 Executive severance agreement between Michael J. Villano and
               Scan-Optics, Inc. dated November 17, 1997, is included as
               Exhibit 10.13 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

        +10.14 Executive severance agreement between Joel K. Howser and
               Scan-Optics, Inc. dated July 21, 1998, is included as
               Exhibit 10.14 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

        +10.15 Executive severance agreement between Joseph P. Crouch and
               Scan-Optics, Inc. dated November 15, 1999, is included as
               Exhibit 10.15 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

         22. List of subsidiaries of the Company, included as Exhibit 22 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

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

        (b)    REPORTS ON FORM 8-K

               No report on Form 8-K was filed for the quarter ended December 31, 1999.

        (c)    EXHIBITS

               The exhibits required by this item are included herein.

        (d)    FINANCIAL STATEMENT SCHEDULE

The response to this portion of Item 14 is submitted as a separate section of this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
                            SCAN-OPTICS, INC.
                               Registrant
                               By: /S/ James C. Mavel
                                 James C. Mavel
                                 Chairman, Chief Executive Officer,
                                 President and Director
                                 Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ James C. Mavel               Chairman, Chief Executive Officer,
James C. Mavel                   President and Director
                                 (Principal Executive Officer)
                                 Date:  March 27, 2000

/s/ Michael J. Villano           Chief Financial Officer, Vice President
Michael J. Villano               and Treasurer
                                 (Principal Financial and Accounting
                                 Officer)
                                 Date:  March 27, 2000


/s/ Logan Clarke, Jr.            Director March 27, 2000
Logan Clarke, Jr.

/s/ Richard J. Coburn            Director March 27, 2000
Richard J. Coburn

/s/ E. Bulkeley Griswold         Director March 27, 2000
E. Bulkeley Griswold

/s/ Lyman C. Hamilton, Jr.       Director March 27, 2000
Lyman C. Hamilton, Jr.

John J. Holton                   Director March 27, 2000


/s/ Robert H. Steele             Director March 27, 2000
Robert H. Steele

A majority of the Directors

                                                                              SCHEDULE II

                                               SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS
                                        THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                          (thousands)


       COLUMN A             COLUMN B         COLUMN C            COLUMN D       COLUMN E

                                             Additions
                                       -----------------------
                           Balance at  Charged to   Charged to                  Balance at
                           Beginning   Costs and    Other                       End of
      Description          Of Period   Expenses     Accounts     Deductions     Period
--------------------------------------------------------------------------------------
Year ended December 31, 1999:  $ 206    $     94     $    56 (2)  $   48 (1)     $      308
   Reserve for doubtful
   accounts

Year ended December 31, 1998:  $ 104                 $   149 (2)  $    47 (1)    $      206
   Reserve for doubtful
   accounts

Year ended December 31, 1997:  $ 673    $    424                  $   993        $      104
   Reserve for doubtful
   accounts

(1) Uncollectible accounts written off, net of recoveries.
(2) Rpresents reclassifications from other accounts.

The required information regarding the valuation allowance for deferred tax Assets is included in Note K.