Form 10-Q
period 2000-03-31
SCAN OPTICS INC
filed 2000-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      MARCH 31, 2000

(     ) Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ____________________ to _______________________

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


The number of shares of common stock, $.02 par value, outstanding as of May 10, 2000 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands, except share data)                   March 31,   December 31,
                                                   2000         1999
                                                     (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                              47        38
  Accounts receivable less allowance of $171 at
    March 31, 2000 and $308 at December 31,1999      16,729    18,713
  Unbilled receivables - contracts in progress        6,156     5,023
  Refundable income taxes                               307     1,282
  Recoverable income taxes                                        740
  Inventories                                        11,222    10,033
  Deferred costs, net of revenues                       553       530
  Prepaid expenses and other                            991       976
                                                  ----------------------
    Total current assets                             36,005    37,335

Plant and equipment:
  Equipment                                          13,592    13,735
  Leasehold improvements                              5,146     5,146
  Office furniture and fixtures                       1,297     1,312
                                                  ----------------------
                                                     20,035    20,193
  Less allowances for depreciation and
   amortization                                      17,530    17,337
                                                  ----------------------
                                                      2,505     2,856

Software license, net                                 1,854     2,040
Goodwill, net                                        11,981    12,523
Other assets                                            471       432
                                                  ----------------------
Total Assets                                         52,816    55,186
                                                  ======================

(thousands, except share data)                   March 31,   December 31,
                                                   2000         1999
                                                (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    8,298     8,079
  Notes payable to bank                              18,085    17,437
  Salaries and wages                                  1,570     1,800
  Taxes other than income taxes                         599     1,110
  Income taxes                                           61
  Customer deposits                                   1,209     1,353
  Other                                               2,588     2,829
                                                  ----------------------
    Total current liabilities                        32,410    32,608

Other liabilities                                       541       497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at March 31, 2000
        and 7,396,232 shares at December 31, 1999      149       148
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                     35,654    35,568
  Retained-earnings deficit                         (12,690)  (10,415)
  Foreign currency translation adjustments             (602)     (574)
                                                  ----------------------
                                                     22,511    24,727
  Less cost of common stock in treasury,
    413,500 shares                                    2,646     2,646
                                                  ----------------------
      Total stockholders' equity                     19,865    22,081
                                                  ----------------------
  Total Liabilities and Stockholders' Equity         52,816    55,186
                                                  ======================

See accompanying notes.

SCAN-OPTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                               Three Months Ended
                                                    March 31
(thousands, except share data)                   1999         1999
----------------------------------------------------------------------
Revenues
  Product sales                              $     5,313  $     6,579
  Service revenues                                 5,749        6,571
  Engineering revenues                                40           73
  Other operating revenues                                          9
                                                ----------------------
    Total revenues                                11,102       13,232

Costs and Expenses
  Cost of product sales                            3,506        4,481
  Service expenses                                 5,680        4,538
  Sales and marketing expenses                     1,574        1,359
  Research and development expenses                1,112        1,484
  General and administrative expenses              1,142        1,081
  Interest expense                                   394          222
                                                ----------------------
    Total costs and expenses                      13,408       13,165
                                                ----------------------
Operating income (loss)                           (2,306)          67
Other income, net                                     44           52
                                                ----------------------
Income (loss) before income taxes                 (2,262)         119
  Income tax expense                                  13           39
                                                ----------------------
Net Income (Loss)                            $    (2,275)  $       80
                                               =======================
Basic earnings (loss) per share              $      (.32)  $      .01
                                               =======================
Basic weighted-average shares                  7,016,672    6,965,521

Diluted earnings (loss) per share            $      (.32)  $      .01
                                               =======================
Diluted weighted-average shares                7,016,672    7,068,944

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   Three Months Ended
                                                        March 31
(thousands)                                         2000        1999
-----------------------------------------------------------------------
Operating Activities
  Net (loss) income                              $  (2,275) $       80
  Adjustments to reconcile net (loss) income
    to net cash (used) provided by operating
      activities:
    Depreciation                                       218         237
    Amortization                                       425         411
    Amortization of goodwill and software license      506         290
    Provision for losses on accounts receivable                     10
    Deferred taxes                                                 (62)
    Changes in operating assets and liabilities:
      Accounts receivable                            1,984       1,085
      Unbilled receivables - contracts in
        progress                                    (1,133)
      Refundable income taxes                          975
      Recoverable income taxes                         740
      Inventories                                   (1,614)        373
      Prepaid expenses and other                       (15)         93
      Accounts payable                                 219      (1,551)
      Accrued salaries and wages                      (230)       (984)
      Taxes other than income taxes                   (511)        176
      Income taxes                                      61        (35)
      Deferred costs, net of revenues                  (23)         83
      Customer deposits                               (144)      1,033
      Other                                            (42)     (1,026)
                                                  ---------------------
   Net cash (used) provided by operating activities   (859)        213

Investing Activities
  Purchases of plant and equipment                     (82)       (271)
  Proceeds from the sale of plant and equipment        215
                                                  ---------------------
   Net cash provided (used) by investing activities    133        (271)

Financing Activities
  Proceeds from issuance of common stock                87          55
  Proceeds from borrowings                           8,653      11,385
  Principal payments on borrowings                  (8,005)    (11,364)
                                                  --------------------
    Net cash provided by financing activities          735          76

Increase in cash and cash equivalents                    9          18
Cash and Cash Equivalents at Beginning of Year          38         216
                                                  --------------------
Cash and Cash Equivalents at End of Period       $      47  $      234
                                                 =====================

See accompanying notes.

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                    March 31    December 31
(THOUSANDS)                           2000          1999
-----------------------------------------------------------
Finished goods                     $    485     $    363
Work-in-process                       1,803        1,927
Service parts                         4,763        4,429
Materials and component parts         4,171        3,314
                                    --------------------
                                   $ 11,222     $ 10,033
                                    ====================


NOTE 3 - Credit Arrangements

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $1.2 million and $1.5 million at March 31, 2000 and March 31, 1999, respectively. The weighted average interest rate on borrowings during the first three months of 2000 and 1999 was 8.9% and 7.8%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at March 31, 2000 and December 31, 1999 was $9.3 million and $9.5 million, respectively, all of which is classified as a current liability on the consolidated balance sheet due to the covenant defaults noted below. Both the line of credit and the term loan bear interest at prime plus 5%.

The circumstances surrounding this Agreement have changed significantly as BankBoston, the prior lender, merged with Fleet National Bank on October 1, 1999. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company has been in default of these covenants since September 1999. The Company has held discussions with Fleet National Bank and has begun to negotiate the revision of the Agreement to meet the current operating conditions as well as to obtain waivers for the covenant defaults. At this time, no agreement has been reached. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. If negotiations on the revision of the Agreement with Fleet National Bank are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.


NOTE 4 - Income Taxes

At March 31, 2000, the Company has U.S. federal and state operating loss carryforwards of approximately $9,700,000 and $12,300,000, respectively. The U.S. federal and state net operating loss carryforwards expire in 2014 and 2005, respectively. At March 31, 2000, the Company has approximately $450,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which are scheduled to expire periodically between 2000 and 2006. At March 31, 1999, the Company had approximately $350,000, $2,600,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 2000 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                            March 31   December 31
(THOUSANDS)                                   2000        1999
-------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                    $ 4,755      $  5,671
   Alternative minimum tax credit
      carryforward                             168           168
   Depreciation                                 92            92
   Inventory valuation                         162           163
   Inventory                                    73           101
   Deferred maintenance revenue                                6
   Accounts receivable reserves                136           113
   Goodwill                                    177            71
   Revenue recognition - systems
     undergoing acceptance testing               8             8
   Vacation accrual                            251           237
   Other                                        12            13
                                            --------------------
      Total gross deferred tax assets        5,834         6,643

 Deferred tax liabilities:
   Revenue recognition - milestone and
       retainer contracts                     (623)         (989)
   Depreciation and other                     (285)         (263)
                                            --------------------
       Total gross deferred tax liabilities   (908)       (1,252)

 Valuation allowance                        (4,926)       (5,391)
                                            --------------------
      Net deferred tax asset               $    -       $    -
                                            ====================



NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             March 31      March 31
                                               2000          1999
---------------------------------------------------------------------
Numerator:
   Net income (loss)                       $   (2,275)    $       80
                                            ==========================
Denominator:
   Denominator for basic earnings (loss)
   per share (weighted-average shares)      7,016,672      6,965,521

   Effect of dilutive securities:
      Employee stock options                                 103,423

   Denominator for diluted earnings (loss)
   per share (adjusted weighted-average
   shares and assumed conversions)
                                            --------------------------
                                            7,016,672      7,068,944
                                            ==========================

Basic earnings (loss) per share            $     (.32)    $      .01
                                            ==========================

Diluted earnings (loss) per share          $     (.32)    $      .01
                                            ==========================


NOTE 6 - Year 2000 Compliance

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


NOTE 7 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-months ended March 31, 2000 and 1999 are as follows:

                                              March 31    March 31
(thousands)                                     2000        1999
---------------------------------------------------------------------
Net income (loss)                            $ (2,275)    $     80
   Foreign currency translation adjustments       (28)         (40)
                                              ---------------------
   Comprehensive income (loss)               $ (2,303)    $     40
                                              =====================


The components of accumulated comprehensive loss, net of related tax, at March 31, 2000 and December 31, 1999 are as follows:


                                            March 31   December 31
(thousands)                                   2000        1999
---------------------------------------------------------------------
Foreign currency translation adjustments   $  (561)     $  (533)
                                            ---------------------
Accumulated comprehensive loss             $  (561)     $  (533)
                                            =====================










NOTE 8 - Segment Information

The  Company  views  its  business  in  three  distinct revenue categories:
Product and solution sales, Access services, and Contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.


                                             Three Months Ended
                                                  March 31
(thousands)                                    2000       1999
------------------------------------------------------------------
Revenues
   Solutions and products                  $  7,058      $  9,081
   Access services                            3,474         3,731
   Contract manufacturing services              570           420
                                            ----------------------
      Total revenues                         11,102        13,232

   Cost of solutions and products             6,220         6,191
   Service expenses                           2,966         2,828
                                            ----------------------

      Gross profit margin                     1,916         4,213

   Operating expenses, net                    4,178         4,094
                                            ----------------------

Income (loss) before income taxes          $ (2,262)     $    119
                                            ======================
Total expenditures for additions to
   long-lived assets                       $     48      $    279


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Outlook
Statements about the Company's future expectations, including future revenues and earnings, and all other statements other than historical facts are "forward-looking statements" made under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could materially affect future results. Among these risk factors are changes in general economic and business conditions in the United States and foreign markets, which impact capital investments by customers, the cyclical nature of funding within federal and state government agencies, increased competition from similar products, the implementation of other technologies which may provide alternative solutions, ability to complete projects in a timely manner, and other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, to decrease market risk through expansion in the international marketplace, and to capitalize on existing core competencies  of the Company.  A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives  may  have  a  materially adverse effect on revenue
growth  and  earnings.   The  Company incurred  a  loss  in  1999 and in
the first quarter of 2000. These losses were mainly attributable to professional service revenue delays on some projects and expense overruns on others, which continue to be addressed with a comprehensive plan. In the fourth quarter of 1999, a plan to reduce annual expenses by $5 million, restructure the professional service organization, including the mix of contractors to employees, and add senior management, as well as additional project management controls and adherence to project implementation methodology was implemented. During the first quarter of 2000, the Company realized benefits from this plan evidenced by a loss of $2.3 million compared to a loss of $6.4 million in the fourth quarter of 1999. The benefits included operating expense reductions of $3.1 million from the fourth quarter of 1999 which included a $1.3 million reduction within the professional services organization, a reduction in the number of contractors from an average of 53 in the fourth quarter of 1999 to an average of 29 in the first quarter of 2000, the hiring of professional services senior management, and the implementation of improved project methodologies and controls on professional services projects.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The revenue for this initiative decreased $.3 million during the first quarter of 2000 compared to the first quarter of 1999.

The  second  initiative  is  further  expansion  into  the  international
marketplace.   The  Company  has  successfully  supplied product  to  the
Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors.
The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. During the first quarter of 2000 the Company achieved revenue growth of $.9 million compared to the first quarter of 1999. This revenue growth was due to sales in the Japanese market for prefecture based health claims processing systems.

The   third   initiative   relates  to  leveraging  the  Company's   core
competencies in an effort to  add  revenues  and  profits.   The  Company
believes that Access Services and contract manufacturing services have potential to sell their individual expertise, experience and cost
effectiveness  to  other  entities.     Contract   manufacturing  revenue
increased $.2 million from the first quarter of 1999 due to the contract signed with MailCode, Inc.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. When the Company resolves the issues relating to the professional services organization, acquisitions will again be considered based upon their individual merit and benefit to the shareholders.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 VS. 1999

Total revenues decreased $2.1 million or 16% from the first quarter of 1999 to the first quarter of 2000.

Product sales decreased $1.3 million or 19% in the first quarter of 2000 compared with the first quarter of 1999. North American sales decreased
$2.3 million or 47% due to the internal focus of the sales organization on improving customer satisfaction and assisting with professional services
implementations.   Additionally, the expected manufacturing completion of a
large hardware system was delayed from the first quarter to the second quarter of 2000. International sales increased $1 million or 61% mainly due to sales in the Japanese market for prefecture based health claims processing systems.

Service revenues decreased $.8 million from the first quarter of 1999. Access Services revenue decreased $.2 million mainly due to a decrease in maintenance contracts on older proprietary scanner products that were not capable of becoming Year 2000 compliant, partially offset by an increase in the third party maintenance business. Professional service revenue decreased $.6 million from the first quarter of 1999 due to the continued effort to complete contracts in progress from the third and fourth quarter of 1999 while implementing improved project methodologies on all new contracts.

Cost of product sales decreased $1 million from the first quarter of 1999. Cost of product sales as a percentage of product sales was 66% for the first quarter of 2000, compared to 68% in the prior year. This reduction is mainly due to increases in contract manufacturing volume.

Service expenses increased $1.1 million in the first quarter of 2000 compared with the respective period of 1999. Access Services expenses increased $.1 million from the first quarter of 1999 due to salary and related expenses. The gross margin on Access Services revenue decreased 8% from 24% in the first quarter of 1999 to 16% in the first quarter of 2000. This decrease was mainly caused by the loss of maintenance contracts on older proprietary scanners that were not capable of becoming Year 2000 compliant. Professional service expenses increased $1 million compared with the first quarter of 1999, mainly due to the effort to complete various projects that were started in the third and fourth quarters of 1999. Professional services expenses decreased $1.3 million from the fourth quarter of 1999 which is reflective of the cost reduction efforts initiated in October 1999.

Sales and marketing expenses increased by $.2 million from the first quarter of 1999 mainly due to expenses related to the June 1999 acquisition of assets of the scanner and maintenance division of the Photomatrix Imaging Corporation (PHRX).

Research and development expenses decreased $.3 million from the first quarter of 1999 mainly due to the cost reduction efforts initiated in October 1999.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2000 remained consistent with December 31, 1999 levels.

Total borrowings increased to $18.1 million at March 31, 2000 from $17.4 million at the end of 1999. The available balance on the line of credit was $1.2 million and $1.5 million at March 31, 2000 and March 31, 1999, respectively. As of March 31, 2000, the Company is in default of certain financial covenants on its bank debt and is currently negotiating with its  bank to restructure the borrowing arrangements and agree to new
terms and conditions.   Accordingly,  all  bank  debt has been classified
as a current liability on the consolidated balance sheet. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. (See
Note 3 for further details.)

Operating activities used $1.1 million of cash in the first three months of 2000.

Non-cash expenses recorded during the quarter were $1.1 million vs. $.9 million for the same period in 1999. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable and deferred taxes.

Net accounts receivable decreased $2 million from December 31, 1999 due to collections on 1999 sales offset by first quarter 2000 sales.

Unbilled receivables - contracts in progress increased $1.1 million from December 31, 1999 due to additional revenue recorded of $1.6 million in the first quarter of 2000 offset by billings of $.5 million.

Total inventories increased $1.2 million from December 31, 1999. Total manufacturing inventories increased $.9 million from the beginning of the year mainly due to an increase in stockroom inventory of $.8 million due to additional parts requirements related to the increase in the
build  plan  for the PHRX products.   Customer  service  inventories
increased $.3 million due to additional PHRX parts.

Net plant and equipment decreased $.4 million during the first quarter of 2000 mainly due to the sale of a United Kingdom demonstration system and $.2 million of depreciation expense recorded during the first three months of the year.

Software license decreased by $.2 million from December 31, 1999 due to the amortization of the source code licensing agreement signed with Bluebird Systems during 1999.

Goodwill decreased by $.5 million from December 31, 1999 due to $.3 million of amortization recorded for the quarter and $.2 million related to adjustments to the purchase price allocation for the acquisition of the assets of PHRX.

Accounts payable increased $.2 million from December 31, 1999 due to the timing of payments.

Accrued salaries and wages decreased $.2 million from December 31, 1999 due to the timing of commission payments.

Taxes other than income taxes decreased $.5 million from December 31, 1999 due to the timing of sales and use tax payments.

Other current liabilities decreased by $.2 million from the end of 1999 due to a decrease in professional service consulting expenses.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SCAN-OPTICS, INC.
                              (Registrant)




Date       May 15, 2000     /s/ James C. Mavel
                            James C. Mavel
                            Chairman, Chief Executive Officer,
                            President and Director



Date       May 15, 2000     /s/ Michael J. Villano
                            Michael J. Villano
                            Chief Financial Officer,
                            Vice President and Treasurer