Form 10-Q
period 2000-06-30
SCAN OPTICS INC
filed 2000-08-11
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)
    ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended      JUNE 30, 2000
                                              --------------------------------

    (   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from            to
                                                 ----------    ---------------

                      Commission File No.           0-5265
                                          ------------------------------------

                                 SCAN-OPTICS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  06-0851857
------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

        169 PROGRESS DRIVE, MANCHESTER, CT                         06040
------------------------------------------------------------------------------
     (Address of principal executive offices)                     Zip Code

                                 (860) 645-7878
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of August 9, 2000 was 7,439,732.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(thousands, except share data)                     June 30,           December
                                                   2000               31, 1999
                                                   (UNAUDITED)
--------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                            76                 38
  Accounts receivable less allowance of $226 at
    June 30, 2000 and $308 at December 31, 1999    15,919             18,713
  Unbilled receivables - contracts in progress      6,053              5,023
  Refundable income taxes                             280              1,282
  Recoverable income taxes                                               740
  Inventories                                      10,675             10,033
  Deferred costs, net of revenues                     555                530
  Prepaid expenses and other                        1,051                976
                                                  ----------------------------
    Total current assets                           34,609             37,335

Plant and equipment:
  Equipment                                        13,528             13,735
  Leasehold improvements                            5,146              5,146
  Office furniture and fixtures                     1,360              1,312
                                                  ----------------------------
                                                   20,034             20,193
  Less allowances for depreciation and             17,648             17,337
    amortization                                  ----------------------------
                                                    2,386              2,856

Software license, net                               1,669              2,040
Goodwill, net                                      11,645             12,523
Other assets                                          471                432
                                                  ----------------------------
Total Assets                                       50,780             55,186
                                                  ============================






(thousands, except share data)                       June 30,          December
                                                     2000              31, 1999
                                                     (UNAUDITED)
----------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    8,839             8,079
  Notes payable to bank                              18,226            17,437
  Salaries and wages                                  1,514             1,800
  Taxes other than income taxes                         473             1,110
  Income taxes                                           74
  Customer deposits                                   1,696             1,353
  Other                                               2,877             2,829
                                                    --------------------------
    Total current liabilities                        33,699            32,608

  Other liabilities                                     541               497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at June 30, 2000
        and 7,396,232 shares at December 31, 1999       149               148
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
      shares;
        none issued or outstanding
  Capital in excess of par value                     35,654            35,568
  Retained-earnings deficit                         (15,946)          (10,415)
  Foreign currency translation adjustments             (671)             (574)
                                                    --------------------------
                                                     19,186            24,727
  Less cost of common stock in treasury,
    413,500 shares                                    2,646             2,646
                                                    --------------------------
      Total stockholders' equity                     16,540            22,081
                                                    --------------------------
 Total Liabilities and Stockholders' Equity          50,780            55,186
                                                    ==========================

See accompanying notes.





SCAN-OPTICS, INC., AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)

                                          Three                      Six
                                          Months                     Months
                                          Ended                      Ended
                                          June 30                    June 30
(thousands, except share data)            2000          1999         2000           1999
---------------------------------------------------------------------------------------------

Revenues
  Product sales                       $    4,583    $    6,941     $    9,896    $   13,520
  Service revenues                         5,315         7,770         11,064        14,341
  Engineering revenues                        26           114             66           187
  Other operating revenues                                   4                           13
                                      -------------------------------------------------------
    Total revenues                         9,924        14,829         21,026        28,061

Costs and Expenses
  Cost of product sales                    3,555         4,327          7,061         8,808
  Service expenses                         5,292         5,331         10,972         9,869
  Sales and marketing expenses             1,591         2,218          3,165         3,577
  Research and development expenses          962         1,424          2,074         2,908
  General and administrative expenses      1,113         1,198          2,255         2,279
  Interest expense                           669           293          1,063           515
                                      -------------------------------------------------------
    Total costs and expenses              13,182        14,791         26,590        27,956
                                      -------------------------------------------------------

Operating income (loss)                   (3,258)           38         (5,564)          105

Other income, net                             20            40             64            92
                                      -------------------------------------------------------
Income (loss) before income taxes         (3,238)           78         (5,500)          197

  Income taxes                                18            15             31            54
                                      -------------------------------------------------------

Net Income (Loss)                         (3,256)           63         (5,531)          143
                                      =======================================================

Basic earnings (loss) per share       $     (.46)   $      .01     $     (.79)   $      .02
                                      =======================================================

Basic weighted-average shares          7,027,861     6,984,361      7,022,267     6,974,941

Diluted earnings (loss) per share     $     (.46)   $      .01     $     (.79)   $      .02
                                      =======================================================

Diluted weighted-average shares        7,027,861     7,174,591      7,022,267     7,121,768






SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six
                                                          Months
                                                          Ended
                                                          June 30
(thousands)                                               2000          1999
-------------------------------------------------------------------------------
Operating Activities
  Net (loss) income                                    $  (5,531)   $     143
  Adjustments to reconcile net (loss) income
    to net cash used by operating activities:
    Depreciation                                             454          529
    Amortization                                           1,099          844
    Amortization of goodwill                                 642          579
    Provision for losses on accounts receivable              100           30
    Deferred taxes                                                       (309)
    Changes in operating assets and liabilities:
      Accounts receivable                                  1,664       (5,198)
      Refundable income taxes                              1,002
      Recoverable income taxes                               740
      Inventories                                         (1,370)       1,342
      Prepaid expenses and other                             (75)        (276)
      Accounts payable                                       760       (1,639)
      Accrued salaries and wages                            (286)        (711)
      Taxes other than income taxes                         (637)         376
      Income taxes                                            74          (35)
      Deferred costs, net of revenues                        (25)           3
      Customer deposits                                      343          159
      Other                                                   75       (1,507)
                                                       ------------------------
    Net cash used by operating activities                   (971)      (5,670)

Investing Activities
  Business acquisitions                                                (2,100)
  Proceeds from the sale of plant and equipment              215
  Purchases of plant and equipment                           (82)        (333)
                                                       ------------------------
    Net cash provided (used) by investing activities         133       (2,433)

Financing Activities
  Proceeds from issuance of common stock                      87           68
  Proceeds from borrowings                                13,772       24,437
  Principal payments on borrowings                       (12,983)     (16,367)
                                                       ------------------------
    Net cash provided by financing activities                876        8,138

Increase in cash and cash equivalents                         38           35

Cash and Cash Equivalents at Beginning of Year                38          216
                                                       ------------------------
Cash and Cash Equivalents at End of Period             $      76    $     251
                                                       ========================

See accompanying notes.



NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:


(THOUSANDS)                          June 30 2000        December 31 1999

Finished goods                       $      311          $      363
Work-in-process                           1,609               1,927
Service parts                             4,542               4,429
Materials and component parts             4,213               3,314
                                       ---------           --------
                                     $   10,675          $   10,033


NOTE 3 - Credit Arrangements

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $.8 million and $2.1 million at June 30, 2000 and December 31, 1999, respectively. The weighted average interest rate on borrowings during the first six months of 2000 and 1999 was 11.6% and 8.4%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at June 30, 2000 and December 31, 1999 was $9 million and $9.5 million, respectively, all of which is classified as a current liability on the consolidated balance sheet due to the covenant defaults noted below. Both the line of credit and the term loan bear interest at prime plus 5%.

The circumstances surrounding this Agreement have changed significantly as BankBoston, the prior lender, merged with Fleet National Bank on October 1, 1999. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company has been in default of these covenants since September 1999. The Company has held discussions with Fleet National Bank and is currently negotiating with the bank to restructure the borrowing arrangements and agree to new terms and conditions as well as to obtain waivers for the covenant defaults. At this time, no agreement has been reached. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. If negotiations on the revision of the Agreement with Fleet National Bank are not complete by the end of the third quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.


NOTE 4 - Income Taxes

At June 30, 2000, the Company has U.S. federal and state operating loss carryforwards of approximately $13,400,000 and $16,000,000, respectively. The U.S. federal and state net operating loss carryforwards expire in 2014 and 2005, respectively. At June 30, 2000, the Company has approximately $490,000, $3,300,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which are scheduled to expire periodically between 2000 and 2006. At June 30, 1999, the Company had approximately $340,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.


Significant components of the Company's deferred tax liabilities and assets were as follows:



                                                                June 30     December 31
(THOUSANDS)                                                       2000          1999
-----------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                         $ 5,899      $  5,671
   Alternative minimum tax credit carryforward                      168           168
   Depreciation                                                      92            92
   Inventory valuation                                              162           163
   Inventory                                                         73           101
   Deferred maintenance revenue                                                     6
   Accounts receivable reserves                                     136           113
   Goodwill                                                          95            71
   Revenue recognition - systems undergoing acceptance testing                      8
   Vacation accrual                                                 251           237
   Other                                                             12            13
                                                                -----------------------
      Total gross deferred tax assets                             6,888         6,643

Deferred tax liabilities:
   Revenue recognition - milestone and retainer contracts          (623)         (989)
   Depreciation and other                                          (285)         (263)
                                                                -----------------------
       Total gross deferred tax liabilities                        (908)       (1,252)

 Valuation allowance                                             (5,980)       (5,391)
                                                                -----------------------
       Net deferred tax asset                                   $    -       $    -
                                                                =======================



NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:




                                                    Three Months Ended            Six Months Ended
                                                          June 30                     June 30
                                                    2000          1999            2000        1999
---------------------------------------------------------------------------------------------------------
Numerator:
  Net income (loss)                             $   (3,256)    $       63      $   (5,531)    $      143
                                                =========================================================

Denominator:
  Denominator for basic earnings (loss)
  per share (weighted-average shares)            7,027,861      6,984,361       7,022,267      6,974,941

  Effect of dilutive securities:
  Employee stock options                                          190,230                        146,827

  Denominator for diluted earnings (loss)
  per share (adjusted weighted-average          ---------------------------------------------------------
  shares and assumed conversions)                7,027,861      7,174,591       7,022,267      7,121,768
                                                =========================================================

Basic earnings (loss) per share                 $     (.46)    $      .01      $     (.79)    $      .02
                                                =========================================================

Diluted earnings (loss) per share               $     (.46)    $      .01      $     (.79)    $      .02
                                                =========================================================




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


NOTE 7 - Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2000 and 1999 are as follows:


                                                 Three Months Ended        Six Months Ended
                                                       June 30                  June 30
                                                 2000          1999        2000        1999
----------------------------------------------------------------------------------------------
Net income (loss)                             $ (3,256)      $   63      $ (5,531)    $  143
   Foreign currency translation adjustments        (69)         (48)          (97)       (88)
                                              ------------------------------------------------
Comprehensive income (loss)                   $ (3,325)      $   15      $ (5,628)    $   55
                                              ================================================




The components of accumulated comprehensive loss, net of related tax, at June 30, 2000 and December 31, 1999 are as follows:


                                                 June 30          December 31
(THOUSANDS)                                        2000               1999
----------------------------------------------------------------------------------
Foreign currency translation adjustments       $  (630)             $ (533)
                                               -----------------------------------
Accumulated comprehensive loss                 $  (630)             $ (533)
                                               ===================================




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



                                           Three Months Ended          Six Months Ended
                                                June 30                    June 30
                                           2000          1999          2000        1999
--------------------------------------------------------------------------------------------
Revenues
  Solutions and products                 $ 5,470       $ 10,898     $ 12,528     $ 19,979
  Access services                          4,037          3,753        7,511        7,484
  Contract manufacturing services            417            178          987          598
                                         ---------------------------------------------------
        Total revenues                     9,924         14,829       21,026       28,061

  Cost of solutions and products           5,600          6,566       11,820       12,757
  Service expenses                         3,247          3,092        6,213        5,920
                                         ---------------------------------------------------

         Gross profit margin               1,077          5,171        2,993        9,384

  Operating expenses
        and other income, net              4,315          5,093        8,493        9,187
                                         ---------------------------------------------------

Income (loss) before income taxes        $(3,238)      $     78     $ (5,500)    $    197
                                         ===================================================

Total expenditures for additions
    to long-lived assets                 $    33       $    219     $     81     $    498



MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

Statements about the Company's future expectations, including future revenues and earnings, and all other statements other than historical facts are "forward-looking statements" made under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could materially affect future results. Among these risk factors are changes in general economic and business conditions in the United States and foreign markets, which impact capital investments by customers, the cyclical nature of funding within federal and state government agencies, further adverse changes in the Company's banking relationship, insufficient cash resources, increased competition from similar products, the implementation of other technologies which may provide alternative solutions, ability to complete projects in a timely manner, and other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Company incurred a loss in 1999 and in the first and second quarters of 2000. These losses were mainly attributable to professional service revenue delays on some projects and expense overruns on others, which continue to be addressed with a comprehensive plan. The Company also experienced delays in the procurement of parts and the manufacture of systems in May and June that were a result of the lack of cash availability. These delays negatively impacted revenue by $1.5 million.
In the fourth quarter of 1999, a plan to reduce annual expenses by $5 million, restructure the professional service organization, including the mix of contractors to employees, and add senior management, as well as additional project management controls and adherence to project implementation methodology was implemented. During the first and second quarters of 2000, the Company realized benefits from this plan evidenced by operating expense reductions in comparison to the fourth quarter 1999 run rates of $3 million in the first quarter and $3.3 million in the second quarter. Professional services expenses were reduced from a fourth quarter 1999 level of $3.8 million to $2.7 million in the first quarter and $2.0 million in the second quarter. These savings are due to a reduction in the number of contract workers from an average of 53 in the fourth quarter of 1999 to 29 in the first quarter and 21 in the second quarter, the hiring of professional services senior management, and the implementation of improved project methodologies and controls on professional services projects.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The revenue for this initiative decreased $7.4 million during the first six months of 2000 compared to the first six months of 1999 and decreased $5 million during the second quarter of 2000 compared to the second quarter of 1999.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. During the first six months of 2000, revenue for this initiative remained consistent with the revenue achieved during the first six months of 1999. During the second quarter of 2000 revenue for this initiative decreased $1 million compared to the second quarter of 1999.

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that Access Services and contract manufacturing services have potential to sell their individual expertise, experience and cost effectiveness to other entities. Access Services revenue remained consistent for the first six months of 2000 compared to 1999. Contract manufacturing revenue increased $.4 million during the first six months of 2000 compared with the first six months of 1999. Access Services revenue increased $.3 million during the second quarter of 2000 compared to 1999. Contract manufacturing revenue also increased $.2 million during the second quarter of 2000 compared to the second quarter of 1999.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. When the Company resolves the issues relating to the professional services organiztion and the restructuring of its bank borrowing arrangements (see Note 3 above), acquisitions will again be considered.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
VS. 1999

Total revenues decreased $7 million or 25% from the first six months of 1999 to the first six months of 2000 and decreased $4.9 million or 33% from the second quarter of 1999 to the second quarter of 2000.

Product sales decreased $3.6 million or 27% in the first six months of 2000 compared with the first six months of 1999. Product sales decreased
$2.4 million or 34% in the second quarter of 2000 compared with the second quarter of 1999. Compared to the first six months of 1999, North American sales decreased $3.6 million and decreased $1.3 million during the second quarter of 2000 compared to the second quarter of 1999 due to the internal focus of the sales organization on improving customer satisfaction and assisting with professional services implementations that began in the fourth quarter of 1999. International sales during the first six months of 2000 remained consistent with the first six months of 1999; however international sales for the second quarter of 2000 decreased
$1.1 million on a year to year comparison. The Company also experienced delays in the procurement of parts and the manufacture of systems in May and June that were a result of the lack of cash availability. These delays negatively impacted revenue by $1.5 million.

Service revenues decreased $3.3 million during the first six months of 2000 compared with the first six months of 1999. Access Services revenue during the first six months of 2000 remained consistent with the first six months of 1999 and increased $.3 million during the second quarter of 2000 compared to the same period in 1999. Professional service revenue decreased $3.3 million during the first half of 2000 compared to the same period in 1999 and decreased $2.7 million in the second quarter due to the continued effort to complete contracts in progress from the third and fourth quarter of 1999 while simultaneously implementing improved project methodologies on all new contracts.

Cost of product sales decreased $1.7 million from the first six months of 1999 and decreased $.8 million from the second quarter of 1999. Cost of product sales as a percentage of product sales was 71% for the first six months of 2000 compared to 65% in the prior year. This percentage was 78% for the second quarter of 2000 compared to 62% in the second quarter of 1999. These increases were mainly due to changes in the overall sales mix with an increased volume of lower margin commodity items sold as part of the total customer solution.

Service expenses increased $1.1 million in the first six months of 2000 compared to the first six months of 1999 and remained consistent on a second quarter 1999 to 2000 comparison. Access Services expenses increased $.3 million from the first six months of 1999 and increased $.2 million from the second quarter of 1999 due to salary and benefits, bad debt expense and contracted third party service provider expenses. Professional service expenses increased $.8 million compared with the first six months of 1999 due to third party contractor costs. Professional service expenses decreased $.2 million compared with the second quarter of 1999 due to a reduction in third party contractor costs, partially offset by an increase in salary and benefits expenses. The Company has reduced the professional service expenses by $1.8 million from a run rate of $3.8 million in the third and fourth quarters of 1999 to $2 million in the second quarter of 2000.

Sales and marketing expenses decreased $.4 million from the first six months of 1999 and decreased $.6 million from the second quarter of 1999 mainly due to a reduction of commission expense related to the decrease in sales revenue and a reduction in outside service expenses.

Research and development expenses decreased $.8 million from the first six months of 1999 and decreased $.5 million from the second quarter of 1999 mainly due to the cost reduction efforts initiated in October of 1999.

Interest expense increased $.5 million from the first six months of 1999 to 2000 and $.4 million from the second qaurter of 1999 due to an increase in borrowing rates on the outstanding line of credit from prime to prime plus five percent. The increase in the rate is a result of the default on certain financial covenants.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 remained consistent with December 31, 1999 levels.

Total borrowings increased to $18.2 million at June 30, 2000 from $17.4 million at the end of 1999. The available balance on the line of credit was $.8 million and $2.1 million at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, the Company is in default of certain financial covenants on its bank debt and is currently negotiating with its bank to restructure the borrowing arrangements and agree to new terms and conditions. Accordingly, all bank debt has been classified as a current liability on the consolidated balance sheet. The Company has made all principal and interest payments required under the line of credit. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. (See Note 3 for further details.)

Accounts payable increased $.8 million from December 31, 1999 due to the lack of cash availability as described above.

Operating activities used $1 million of cash in the first six months of 2000.

Non-cash expenses recorded during the first six months of 2000 were $2.3 million vs. $1.7 million for the same period in 1999. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of software license, amortization of goodwill, provision for losses on accounts receivable and deferred taxes.

Net accounts receivable decreased $2.8 million from December 31, 1999 due to increased collections on outstanding accounts offset by sales during the first six months of 2000.

Unbilled receivables - contracts in progress increased $1 million from December 31, 1999 due to additional revenue recorded of $2.5 million in the first six months of 2000 offset by billings of $1.5 million.

Total inventories increased $.6 million from December 31, 1999. Total manufacturing inventories increased $.5 million from the beginning of the year mainly due to an increase in stockroom inventory of $.9 million due to additional parts requirements related to the increase in the build plan for the series 8000 scanners (the former Photomatrix (PHRX) products) and the cash flow effect on the ability to procure parts, causing system shipment delays. This increase was offset by a decrease in work in process inventory of $.4 million due to the timing of the 2000 build schedule. Customer service inventories increased $.1 million due to additional series 8000 parts.

Net plant and equipment decreased $.5 million from December 31, 1999 mainly due to the sale of a United Kingdom demonstration system and depreciation expense recorded during the first six months of the year.

Software license decreased by $.4 million from December 31, 1999 due to the amortization of the source code licensing agreement signed in 1999 with Bluebird Systems for their DocWise product.

Goodwill decreased by $.9 million from December 31, 1999 mainly due to amortization recorded for the first six months and adjustments to the purchase price allocation for the acquisition of the assets of PHRX.

Accrued salaries and wages decreased $.3 million from December 31, 1999 due to the timing of commission payments.

Taxes other than income taxes decreased $.6 million from December 31, 1999 due to the timing of sales and use tax payments.

Customer deposits increased by $.3 million due to the receipt of deposits for customer orders of $1.1 million, offset by solutions billings of $.8 million.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SCAN-OPTICS, INC.
(Registrant)




Date    August 11, 2000     /ss/
        ---------------     ----------------------------------
                            James C. Mavel
                            Chairman, Chief Executive Officer,
                            President and Director



Date    August 11, 2000     /ss/
        ---------------     ----------------------------------
                            Michael J. Villano
                            Chief Financial Officer,
                            Vice President and Treasurer