Form 10-Q
period 2000-09-30
SCAN OPTICS INC
filed 2000-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended      SEPTEMBER 30, 2000
                                -------------------------------------------

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
For the transition period from                    to
                                ----------------      ---------------------

Commission File No.           0-5265
                     ------------------------------------------------------

                                SCAN-OPTICS, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        DELAWARE                                  06-0851857
---------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

169 PROGRESS DRIVE, MANCHESTER, CT                   06040-2294
---------------------------------------------------------------------------
(Address of principal executive offices)              Zip Code


                               (860) 645-7878
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   ( X ) YES    (   ) NO


The number of shares of common stock, $.02 par value, outstanding as of November 10, 2000 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(thousands, except share data)                         September 30, 2000      December 31, 1999
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                      73                      38
  Accounts receivable less allowance of $222 at
    September 30, 2000 and $308 at December 31, 1999         14,556                  18,713
  Unbilled receivables - contracts in progress                4,392                   5,023
  Refundable income taxes                                       270                   1,282
  Recoverable income taxes                                                              740
  Inventories                                                10,122                  10,033
  Deferred costs, net of revenues                               740                     530
  Prepaid expenses and other                                  1,215                     976
                                                           --------------------------------------
    Total current assets                                     31,368                  37,335

Plant and equipment:
  Equipment                                                  13,622                  13,735
  Leasehold improvements                                      5,146                   5,146
  Office furniture and fixtures                               1,353                   1,312
                                                           --------------------------------------
                                                             20,121                  20,193
  Less allowances for depreciation and amortization          17,905                  17,337
                                                           --------------------------------------
                                                              2,216                   2,856
Software license, net                                         1,483                   2,040
Goodwill, net                                                11,299                  12,523
Other assets                                                    471                     432
                                                           --------------------------------------
Total Assets                                                 46,837                  55,186
                                                           ======================================



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                         September 30, 2000      December 31, 1999
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            7,943                   8,079
  Notes payable to bank                                      17,519                  17,437
  Salaries and wages                                          1,538                   1,800
  Taxes other than income taxes                                 384                   1,110
  Income taxes                                                   87
  Customer deposits                                           1,413                   1,353
  Other                                                       2,700                   2,829
                                                           --------------------------------------
    Total current liabilities                                31,584                  32,608

  Other liabilities                                             541                     497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding

  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at September 30, 2000
        and 7,396,232 shares at December 31, 1999               149                     148

  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536 shares;
        none issued or outstanding

  Capital in excess of par value                             35,654                  35,568
  Retained-earnings deficit                                 (17,727)                (10,415)
  Foreign currency translation adjustments                     (718)                   (574)
                                                           --------------------------------------
                                                             17,358                  24,727
  Less cost of common stock in treasury,
    413,500 shares                                            2,646                   2,646
                                                           --------------------------------------
  Total stockholders' equity                                 14,712                  22,081
                                                           --------------------------------------
  Total Liabilities and Stockholders' Equity                 46,837                  55,186
                                                           ======================================

See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                             Three Months Ended           Nine Months Ended
                                                September 30                September 30
(thousands, except share data)               2000          1999           2000         1999
-----------------------------------------------------------------------------------------------
Revenues
  Product sales                           $    5,251    $    5,857     $   15,147    $   19,377
  Service revenues                             4,698         6,345         15,762        20,686
  Engineering revenues                            66           254            132           441
  Other operating revenues                                                                   13
                                         ------------------------------------------------------
    Total revenues                            10,015        12,456         31,041        40,517

Costs and Expenses
  Cost of product sales                        3,487         3,530         10,548        12,338
  Service expenses                             4,232         6,994         15,204        16,863
  Sales and marketing expenses                 1,497         2,115          4,662         5,692
  Research and development expenses              760         1,355          2,834         4,263
  General and administrative expenses          1,052         1,312          3,307         3,591
  Interest expense                               726           467          1,789           982
                                         -------------------------------------------------------
    Total costs and expenses                  11,754        15,773         38,344        43,729
                                         -------------------------------------------------------
Operating loss                                (1,739)       (3,317)        (7,303)       (3,212)
Other income, net                                (26)          (58)            38            34
                                         -------------------------------------------------------
Loss before income taxes                      (1,765)       (3,375)        (7,265)       (3,178)
  Income tax expense (benefit)                    16        (1,412)            47        (1,358)
                                         -------------------------------------------------------
Net Loss                                  $   (1,781)   $   (1,963)    $   (7,312)   $   (1,820)
                                         =======================================================

Basic loss per share                      $     (.25)   $     (.28)    $    (1.04)   $     (.26)
                                         =======================================================
Basic weighted-average shares              7,027,861     6,984,361      7,024,131     6,978,081

Diluted loss per share                    $     (.25)   $     (.28)    $    (1.04)   $     (.26)
                                         =======================================================
Diluted weighted-average shares            7,027,861     6,984,361      7,024,131     6,978,081




SCAN-OPTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                  Nine Months Ended
                                                                     September 30
(thousands)                                                 2000                     1999
---------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                               $ (7,312)               $  (1,820)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation                                              670                      803
    Amortization                                            1,746                    1,268
    Amortization of goodwill                                  975                      902
    Provision for losses on accounts receivable               100                       50
    Deferred taxes                                                                  (1,530)
    Changes in operating assets and liabilities:
      Accounts receivable                                   4,688                   (2,814)
      Refundable income taxes                               1,012
      Recoverable income taxes                                740
      Inventories                                          (1,279)                     643
      Prepaid expenses and other                             (239)                     157
      Accounts payable                                       (136)                     583
      Accrued salaries and wages                             (262)                    (927)
      Taxes other than income taxes                          (726)                     503
      Income taxes                                             87                     (982)
      Deferred costs, net of revenues                        (210)                     (29)
      Customer deposits                                        60                      160
      Other                                                  (135)                    (459)
                                                       --------------------------------------
    Net cash used by operating activities                    (221)                  (3,492)

Investing Activities
  Business acquisitions                                                             (2,158)
  Proceeds from the sale of plant and equipment               215
  Purchases of plant and equipment                           (128)                    (392)
                                                       --------------------------------------
    Net cash provided (used) by investing activities           87                   (2,550)
Financing Activities
  Proceeds from issuance of common stock                       87                       68
  Proceeds from borrowings                                 19,684                   31,102
  Principal payments on borrowings                        (19,602)                 (23,751)
                                                       --------------------------------------
    Net cash provided by financing activities                 169                    7,419
Increase in cash and cash equivalents                          35                    1,377
Cash and Cash Equivalents at Beginning of Year                 38                      216
                                                       --------------------------------------
Cash and Cash Equivalents at End of Period               $     73                $   1,593
                                                       ======================================


See accompanying notes.


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:


                                    September 30      December 31
(THOUSANDS)                             2000              1999
------------------------------------------------------------------
Finished goods                      $      311        $      363
Work-in-process                            840             1,927
Service parts                            4,632             4,429
Materials and component parts            4,339             3,314
                                  --------------------------------
                                      $ 10,122            10,033
                                  ================================


NOTE 3 - Credit Arrangements

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $1 million and $2.1 million at September 30, 2000 and December 31, 1999, respectively. The weighted average interest rate on borrowings during the first nine months of 2000 and 1999 was 12.7% and 8.2%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at September 30, 2000 and December 31, 1999 was $8.5 million and $9.5 million, respectively, all of which is classified as a current liability on the consolidated balance sheet due to the covenant defaults noted below. Both the line of credit and the term loan bear interest at prime plus 5%.

The circumstances surrounding this Agreement have changed significantly as BankBoston, the prior lender, merged with Fleet National Bank on October 1, 1999. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company has been in default of these covenants since September 1999. The Company has held discussions with Fleet National Bank and is currently negotiating with the bank to restructure the borrowing arrangements and agree to new terms and conditions as well as to obtain waivers for the covenant defaults. At this time, no agreement has been reached. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. Negotiations on the revision of the Agreement with Fleet National Bank are continuing and, in addition, the Company will continue to seek financing alternatives with other bank and finance companies, as well as review other business and financing options.


NOTE 4 - Income Taxes

At September 30, 2000, the Company has U.S. federal and state operating loss carryforwards of approximately $15,100,000 and $17,700,000, respectively. The U.S. federal and state net operating loss carryforwards expire in 2014 and 2005, respectively. At September 30, 2000, the Company has approximately $541,000, $3,200,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which are scheduled to expire periodically between 2000 and 2006. At December 31, 1999, the Company has U.S. federal and state operating loss carryforwards of $9,700,000 and $12,300,000, respectively. At December 31, 1999, the Company had approximately $470,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended September 30, 2000


Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                          September 30           December 31
(THOUSANDS)                                                    2000                   1999
---------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                    $ 6,497                $  5,671
   Alternative minimum tax credit carryforward                 168                     168
   Depreciation                                                 92                      92
   Inventory valuation                                         157                     163
   Inventory                                                   101                     101
   Deferred maintenance revenue                                                          6
   Accounts receivable reserves                                 81                     113
   Goodwill                                                     59                      71
   Revenue recognition - systems undergoing
     acceptance testing                                                                  8
   Vacation accrual                                            237                     237
   Other                                                        12                      13
                                                           ----------------------------------
      Total gross deferred tax assets                        7,404                   6,643

Deferred tax liabilities:
   Revenue recognition - milestone and retainer contracts     (623)                   (989)
   Depreciation and other                                     (263)                   (263)
                                                           ----------------------------------
       Total gross deferred tax liabilities                   (886)                 (1,252)

 Valuation allowance                                        (6,518)                 (5,391)
                                                           ----------------------------------
       Net deferred tax asset                              $     -                $    -
                                                           ==================================


NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                              Three Months Ended             Nine Months Ended
                                                 September 30                   September 30
                                            2000              1999        2000              1999
------------------------------------------------------------------------------------------------------
Numerator:
  Net loss                                $   (1,781)    $   (1,963)  $    (7,312)      $   (1,820)
                                          ============================================================


Denominator:
  Denominator for basic and diluted
  earnings (loss) per share
  (weighted-average shares)                7,027,861      6,984,361     7,024,131        7,126,059
                                          ============================================================

Basic earnings (loss) per share           $     (.25)    $     (.28)  $     (1.04)      $     (.26)
                                          ============================================================

Diluted earnings (loss) per share         $     (.25)    $     (.28)  $     (1.04)      $     (.26)
                                          ============================================================


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


NOTE 7 - Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2000 and 1999 are as follows:



                                                       Three Months Ended             Nine Months Ended
                                                          September 30                   September 30
                                                     2000              1999        2000              1999
------------------------------------------------------------------------------------------------------------
Net loss                                           $(1,781)        $ (1,963)      $ (7,312)       $ (1,820)
   Foreign currency translation adjustments            (47)              44           (144)            (44)
                                              ---------------------------------------------------------------
Comprehensive loss                                 $(1,828)        $ (1,919)      $ (7,456)       $ (1,864)
                                              ===============================================================



The components of accumulated comprehensive loss, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

                                                   September 30     December 31
(THOUSANDS)                                            2000            1999
----------------------------------------------------------------------------------
Foreign currency translation adjustments           $  (677)        $  (533)
                                               -----------------------------------

Accumulated comprehensive loss                     $  (677)        $  (533)
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

                                        Three Months Ended             Nine Months Ended
                                           September 30                   September 30
                                        2000          1999             2000         1999
------------------------------------------------------------------------------------------------
Revenues
  Solutions and products              $ 5,901       $ 7,839          $ 18,429      $ 27,818
  Access services                       3,608         4,525            11,119        12,009
  Contract manufacturing services         506            92             1,493           690
                                     -----------------------------------------------------------
        Total revenues                 10,015        12,456            31,041        40,517

  Cost of solutions and products        4,677         7,385            16,497        20,142
  Service expenses                      3,042         3,139             9,255         9,059
                                     -----------------------------------------------------------

         Gross profit margin            2,296         1,932             5,289        11,316

  Operating expenses
        and other income, net           4,061         5,307            12,554        14,494
                                     -----------------------------------------------------------

Loss before income taxes              $(1,765)     $ (3,375)         $ (7,265)     $ (3,178)
                                     ===========================================================

Total expenditures for additions
    to long-lived assets              $    47      $     30          $    128      $    406



NOTE 9 - Recent Accounting Pronouncements

Statement of Financial Accounting Standards (`SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No.'s 137 and 138 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at their fair value. Depending on the intended use of the derivative, changes in fair value will be reported in the period of change as either a component of earnings or a component of stockholders' equity. The adoption of the standard is required for the first quarter of 2001. The Company believes the impact of the adoption will not have a material effect on its financial statements.

NOTE 10 - Recent Developments

The Company received notification from the Kentucky Finance and Administration Cabinet stating that no additional funds are due on its contract with the Revenue Cabinet. Kentucky had previously paid $4,381,756 to the Company on this contract. The Company is evaluating its rights under the contract to collect the unpaid amount of $3,032,614. The Company also understands that the system continues to process tax forms on a daily basis since July of this year.

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

The Company incurred a loss in 1999 and in the first three quarters of 2000. These losses were mainly attributable to professional service revenue delays on some projects and expense overruns on others, which continue to be addressed with a comprehensive plan. The Company also experienced delays in the procurement of parts and the manufacture of systems in the second and third quarters of 2000 that were a result of the lack of cash availability. These delays negatively impacted revenue by $1.5 million in the second quarter and $1.2 million in the third quarter. In the fourth quarter of 1999, a plan to reduce annual expenses by $5 million, restructure the professional service organization, including the mix of contractors to employees, and add senior management, as well as additional project management controls and adherence to project implementation methodology was implemented. During the first three quarters of 2000, the Company realized benefits from this plan evidenced by operating expense reductions in comparison to the fourth quarter 1999 run rates. These reductions decreased total operating expenses by $3 million in the first quarter, $3.3 million in the second quarter, and $4.6 million in the third quarter. Professional services expenses were reduced from a fourth quarter 1999 level of $3.8 million to $2.7 million in the first quarter, $2 million in the second quarter and $1.2 million in the third quarter. These savings are due to a reduction in the number of contract workers from an average of 53 in the fourth quarter of 1999 to 29 in the first quarter, 21 in the second quarter, 11 in the third quarter, the hiring of professional services senior management, the implementation of improved project methodologies and controls on professional services projects.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The revenue for this initiative decreased $4.4 million during the first nine months of 2000 compared to the first nine months of 1999 and increased $.6 million during the third quarter of 2000 compared to the third quarter of 1999.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. During the first nine months of 2000, revenue for this initiative increased $1.8 million from the first nine months of 1999. During the third quarter of 2000 revenue for this initiative increased $1.7 million compared to the third quarter of 1999.

The third initiative relates to leveraging the Company's core competencies in an effort to add revenues and profits. The Company believes that Access Services and contract manufacturing services have potential to sell their individual expertise, experience and cost effectiveness to other entities. Access Services revenue decreased $.9 million for the first nine months of 2000 compared to 1999. This decrease was experienced in the third quarter of 2000. Contract manufacturing revenue increased $.8 million during the first nine months of 2000 compared with the first nine months of 1999. Contract manufacturing revenue also increased $.4 million during the third quarter of 2000 compared to the third quarter of 1999.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. When the Company resolves the issues relating to the professional services organization and the restructuring of its bank borrowing arrangements (see Note 3 above), acquisitions will again be considered.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. 1999

Total revenues decreased $9.5 million or 23% from the first nine months of 1999 to the first nine months of 2000 and decreased $2.4 million or 20% from the third quarter of 1999 to the third quarter of 2000.

Product sales decreased $4.2 million or 22% in the first nine months of 2000 compared with the first nine months of 1999. Product sales decreased $.6 million or 10% in the third quarter of 2000 compared with the third quarter of 1999. Compared to the first nine months of 1999, North American sales decreased $6 million and decreased $2.3 million during the third quarter of 2000 compared to the third quarter of 1999 due to the internal focus of the sales organization on improving customer satisfaction and assisting with professional services implementations that began in the fourth quarter of 1999. International sales during the first nine months of 2000 increased $1.8 million from the first nine months of 1999 and increased $1.7 million compared to the third quarter of 1999. In 2000, product sales were negatively impacted as a result of cash availability. Delays in the procurement of parts and the manufacture of systems in the second and third quarters of 2000 decreased revenue by $1.5 million in the second quarter and $1.2 million in the third quarter.

Service revenues decreased $4.9 million during the first nine months of 2000 compared with the first nine months of 1999 and decreased $1.6 million from the third quarter of 1999. Access Services revenue during the first nine months of 2000 decreased $.9 million from the first nine months of 1999 and decreased $.9 million during the third quarter of 2000 compared to the same period in 1999. Professional service revenue decreased $4 million during the first nine months of 2000 compared to the same period in 1999 and decreased $.7 million in the third quarter due to the continued effort to complete contracts in progress from the third and fourth quarters of 1999 while simultaneously implementing improved project methodologies on all new contracts.

Cost of product sales decreased $1.8 million from the first nine months of 1999 and remained consistent with the third quarter of 1999. Cost of product sales as a percentage of product sales was 70% for the first nine months of 2000 compared to 64% in the prior year. This percentage was 66% for the third quarter of 2000 compared to 60% in the third quarter of 1999. These percentage increases were mainly due to changes in the overall sales mix with an increased volume of lower margin commodity items sold as part of the total customer solution. The gross margin was also reduced due to the growth in contract manufacturing revenues which accounted for 2% of the increase in the cost of product sales as a percentage of product sales in the third quarter and 4% on a year to date basis. The Company reduced unabsorption from the first nine months of 1999 to 2000 by $.8 million or 66% and $.2 million or 62% on a third quarter comparison from 1999 to 2000.

Service expenses decreased $1.7 million in the first nine months of 2000 compared to the first nine months of 1999 and decreased $2.8 million in the third quarter 1999 to 2000 comparison. Access Services expenses increased $.2 million from the first nine months of 1999 due to salary and benefits, bad debt expense and contracted third party service provider expenses. Access Services expenses decreased $.1 million from the third quarter of 1999 mainly due to a reduction in the contracted third party service provider expenses. Professional service expenses decreased $1.9 million compared with the first nine months of 1999 and decreased $2.7 million compared with the third quarter of 1999 due to a reduction in third party contractor costs, salary and benefits expenses, travel and meal costs and an increase in billable travel. The Company has reduced the professional service expenses by $2.6 million from a run rate of $3.8 million in the third and fourth quarters of 1999 to $1.2 million in the third quarter of 2000.

Sales and marketing expenses decreased $1.0 million from the first nine months of 1999 and decreased $.6 million from the third quarter of 1999 mainly due to a reduction of commission expense related to the decrease in sales revenue and a reduction in outside service expenses and trade show expenses offset by an increase in the provision for uncollectable accounts receivable.

Research and development expenses decreased $1.4 million from the first nine months of 1999 and decreased $.6 million from the third quarter of 1999 mainly due to a reduction in salary and benefit expenses, travel and meal expenses, and consulting expenses offset by the amortization of the software license from Bluebird Systems.

General and administrative expenses decreased $.3 million from the first nine months and the third quarter of 1999 to 2000 mainly due to a decrease in outside services.

Interest expense increased $.8 million from the first nine months of 1999 to 2000 and $.3 million from the third quarter of 1999 due to an increase in borrowing rates on the outstanding bank loans from prime to prime plus five percent. The increase in the rate is a result of the default on certain financial covenants.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2000 remained consistent with December 31, 1999 levels.

Total borrowings increased $.1 million to $17.5 million from December 31, 1999. The available balance on the line of credit was $1 million and $2.1 million at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, the Company is in default of certain financial covenants on its bank debt and is currently negotiating with its bank to restructure the borrowing arrangements and agree to new terms and conditions. Accordingly, all bank debt has been classified as a current liability on the consolidated balance sheet. The Company has made all principal and interest payments required under the bank loans. The principal payment increased from $.3 million at June 30, 2000 to $.5 million at September 30, 2000 in agreement with the original terms and conditions of the loan document. The Company believes that the projected operating cash flow for 2000 will be adequate to fund operations provided that there is the availability of a line of credit or other financing arrangement of a similar size as currently exists. (See Note 3 for further details.)

Accounts payable decreased $.1 million from December 31, 1999 due to the timing of payments.

Operating activities used $.2 million of cash in the first nine months of 2000.

Non-cash expenses recorded during the first nine months of 2000 were $3.5 million vs. $1.5 million for the same period in 1999. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of software license, amortization of goodwill, provision for losses on accounts receivable and deferred taxes.

Net accounts receivable decreased $6.1 million from December 31, 1999 due to increased collections on outstanding accounts offset by sales during the first nine months of 2000.

Unbilled receivables - contracts in progress decreased $.6 million from December 31, 1999 due to additional revenue recorded of $3.3 million in the first nine months of 2000 offset by billings of $3.9 million.

Total inventories increased $.1 million from December 31, 1999. Total manufacturing inventories decreased $.1 million from the beginning of the year mainly due to a decrease in work in process inventory of $1.1 million due to the timing of the 2000 build schedule. This decrease was offset by an increase in stockroom inventory of $1 million due to additional parts requirements related to the increase in the build plan for the series 8000 scanners (the former Photomatrix (PHRX) products). Customer service inventory increased $.2 million due to additional series 8000 parts.

Net plant and equipment decreased $.6 million from December 31, 1999 mainly due to the sale of a United Kingdom demonstration system and depreciation expense recorded during the first nine months of the year.

Software license decreased by $.6 million from December 31, 1999 due to the amortization of the source code licensing agreement signed in 1999 with Bluebird Systems for their DocWise product.

Goodwill decreased by $1.2 million from December 31, 1999 mainly due to amortization recorded for the first nine months and adjustments to the purchase price allocation for the acquisition of the assets of PHRX.

Accrued salaries and wages decreased $.3 million from December 31, 1999 due to a decrease in accrued commissions related to a decrease in revenue.


Taxes other than income taxes decreased $.7 million from December 31, 1999 due to a decrease in accrued sales and use tax related to a decrease in revenue.

Customer deposits increased by $.1 million due to the receipt of deposits for customer orders of $1.1 million, offset by solutions billings of $1 million.

PART II - OTHER INFORMATION

Item 5.  Other Information

     The Company was notified by Nasdaq that its common stock will begin listing on the Over The Counter ("OTC") Bulletin Board as of November 10, 2000. This action was taken because of the Company's inability to maintain the $1 per share bid price requirement for continued listing on the Nasdaq Stock Market. The Company expects to reapply to Nasdaq for listing as soon as they meet that market's requirements.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

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

     *10.1     The Scan-Optics, Inc. 1979 Incentive and Non-Qualified Stock
Option Plan included in Exhibit B in the Company's Proxy Statement dated June 8, 1979 for the Annual Meeting of Stockholders held on June 27, 1979.

     *10.2     The Scan-Optics, Inc. 1984 Incentive and Non-Qualified Stock
Option Plan included in Exhibit E in the Company's Proxy Statement dated April 19, 1984 for the Annual Meeting of Stockholders held on May 17, 1984.

     *10.3     The Scan-Optics, Inc. 1987 Incentive and Non-Qualified Stock
Option Plan included in Exhibit B in the Company's Proxy Statement dated April 16, 1987 for the Annual Meeting of Stockholders held on May 19, 1987.

     *10.4     The Scan-Optics, Inc. 1990 Incentive and Non-Qualified Stock
Option Plan included in Exhibit A in the Company's Proxy Statement dated April 30, 1990 for the Annual Meeting of Stockholders held on June 12, 1990.

     *10.5     The Scan-Optics, Inc. 1990 Stock Option Plan for Outside
Directors included in Exhibit B in the Company's Proxy Statement dated April 30, 1990 for the Annual Meeting of Stockholders held on June 12, 1990.

     *10.6     The Scan-Optics, Inc. 1990 Incentive and Non-Qualified Stock
Option Plan amendment included as Item 2 in the Company's Proxy Statement dated April 14, 1994 for the Annual Meeting of Stockholders held on May 18, 1994.

     *10.7     The Scan-Optics, Inc. 1990 Stock Option Plan for Outside
Directors amendment included as Item 2 in the Company's Proxy Statement dated April 15, 1996 for the Annual Meeting of Stockholders held on May 15, 1996.

     *10.8     The Scan-Optics, Inc. 1999 Incentive and Non-Qualified Stock
Option Plan included in Exhibit A in the Company's Proxy Statement dated April 8, 1999 for the Annual Meeting of Stockholders held on May 20, 1999.

     *10.9     Employment agreement, effective as of December 31, 1996, between
Scan-Optics, Inc. and James C. Mavel, included as Exhibit 10.10 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

     *10.10    Executive severance agreement between Joseph P.  Crouch and
Scan-Optics, Inc. dated November 15, 1999, is filed as Exhibit 10.10 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *10.11    Executive severance agreement between Marianna C. Emanuelson and
Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.11 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *10.12    Executive severance agreement between Richard C. Goyette and
Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.12 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *10.13    Executive severance agreement between Joel K. Howser and
Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.13 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *10.14    Executive severance agreement between Clarence W. Rife and
Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.14 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *10.15    Executive severance agreement between Michael J. Villano and
Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.15 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.



             * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.


     (b)  Reports on Form 8-K

No report on Form 8-K was filed for the quarter ended September 30, 2000.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                   (Registrant)




Date       November 13, 2000       /SS/
           -----------------       --------------------------------------
                                   James C. Mavel
                                   Chairman, Chief Executive Officer,
                                   President and Director



Date       November 13, 2000       /SS/
           -----------------       --------------------------------------
                                   Michael J. Villano
                                   Chief Financial Officer,
                                   Vice President and Treasurer