Form 10-K405
period 2000-12-31
SCAN OPTICS INC
filed 2001-03-30
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

(   )Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
Exchange  Act  of  1934  For  the   transition   period  from   ___________   to
__________________


Commission File No.                        0-5265
                    ------------------------------------------------------------

                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-0851857
------------------------------------             ------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)

169 Progress Drive, Manchester, CT                             06040
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code

                                 (860) 645-7878
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:          None
                                                            -------------------

Securities registered pursuant to Section 12(g) of the Act:    Common stock,
                                                              $.02 par value
                                                            -------------------
                                                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( X ) YES    (   ) NO
 ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $1,785,536 as of March 21, 2001.

The number of shares of common stock, $.02 par value, outstanding as of March 21, 2001 was 7,439,732

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 2001 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

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

The Company is a leader in applying technology to solve information capture and customer service challenges for government agencies and commercial businesses. For 32 years, the Company has provided innovative solutions to its customers, using advanced technology for imaging and automated data capture.

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

The Access Services Division of the Company provides third party and proprietary maintenance services nationwide, as well as to the UK and Canada. The division provides hardware and software maintenance support for equipment and software related to scanning, imaging and automated data capture, as well as other forms of electro-mechanical equipment.

Contract Manufacturing, a component of the Company's Manufacturing Services Division, formed in 1998 provides electro-mechanical assembly and test services for equipment such as large-format scanners and other large-scale electro-mechanical devices.

SOLUTIONS AND PRODUCTS DIVISION

Solutions
The Company's solutions employ high speed document handling, image capture, ink jet printing, character recognition, multi-pocket document sorting, key-entry, image storage and retrieval products, as well as software/hardware integration services, application software development services, and project management services.

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

Scan-Optics' PROOFexpress(TM) is an automated image-based solution for delivery, data capture, and storage and retrieval. It provides processing modules to process waybills, delivery tickets, and other billing documents. It applies the technologies of character recognition, data and image capture, data correction and verification, and transfer to a host system. As a result, PROOFexpress(TM) can achieve the principal goal of most billing departments in implementing an image-based storage and retrieval system.

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


Products
In June 1992, the Company introduced the Series 9000 scanner. The Series 9000 integrates the latest in character recognition, image capture, and paper handling technology into a high speed scanner. During 1993, the Company introduced several options for this scanner. These options permit character recognition and image processing on the "reverse side" of documents, a special small document stacker module, and the ability to recognize several industry standard bar-codes. With the announcement of the 9000M (at 220ppm) in 2000 and the 9000mm (at 100ppm) in 2001, the Company continues to lead in the high volume document processing systems market. The 9000M and the 9000mm feature modular design, advanced digital camera technology, and black and white or grayscale output. Both models are based on Windows NT, and can process intermixed forms of varying sizes and weights, and both are available as simplex or duplex, with an integrated image quality monitor, acoustic double-detect feeder, and recognition rates up to 10,000 characters per second.

In July 1996, the Company introduced a high-speed neural-network based handprint recognition system for use in the Series 9000 scanner. The In-Line Neural Classifier operates at speeds of up to 7,500 characters per second while achieving a 50% reject rate reduction and 10% substitution rate reduction over the previous handprint recognition engine. The classifier is based on a special neural network algorithm that is resistant to overtraining making it an ideal candidate for character recognition systems.

The Company has been involved in leveraging the power of neural recognition engines to achieve success with each application. The Company's patented Context Edit analyzes data, conducts a database library search, compares fields character by character to locate a correct match, and then automatically updates the data batch with the correct information. With an extensive electronic postal/name library virtually every combination is considered but only the correct value is accepted.

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

In 1999, the Company announced a document management tool with Internet access, DocWise, which was acquired through a licensing agreement with Bluebird Systems. DocWise provides an environment where users can capture, index, secure, store, access, distribute, and use the information contained in documents simply and efficiently.

The Company added a new scanner series to its line in 1999, the Vision Series 8000. The Vision Series 8000 is targeted at the mid-range requirements for scanning. Rated at 100 ppm to 200 ppm, the Series 8000 scanner family converts large volumes of documents into compressed electronic images.

In 2000, Gray Scale Optical Mark Read (GSOMR) was released which is a patent pending product with capabilities to more accurately detect mark sense information for processing such forms as test scoring and balloting. The Company intends to continue its program of development of additional options and capabilities for its existing products as well as the development of new products that take advantage of the Company's core competencies.

Core Competencies

Key product disciplines utilize integration skills that leverage the core competencies of the Company to provide broad solution alternatives. These core competencies include:

Document Scanning
Image Enhancement Algorithms and Image Quality
Character Recognition (OCR, ICR, Barcode, Mark Sense, OMR, etc.)
Key-From-Image and Key-From-Paper Data Entry
Line of Business Domain Knowledge
Professional Services (Design, Development, Installation and Support) Value Added Engineering Services and Solutions

Document Scanning
The Company has addressed the high-speed, high-volume, page/document-processing marketplace since its inception. During 1992, the Company introduced the Series 9000 generation of scanners. This was followed in 1998 with the 9000T. In 2000, the Company announced the 9000M. These systems provide full-page document scanning, including options for front and back imaging, OCR reading, serialization, and sorting of documents in a single pass, black and white and/or Grayscale output as standard components, Windows NT platform, resolutions from 200 to 400 dpi, and in-line recognition speeds up to 10,000 characters per second. In 1998, the Company introduced the Model 7400 scanner, targeted at the mid-volume production market. In 1999, the Company added the Vision Series 8000 scanner to its line. The Series 8000 scanner rated at 100 ppm to 200 ppm, converts large volumes of documents into compressed electronic images.

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

Character Recognition
The Company has developed and provided its own high-speed character recognition since 1968. OCR and its related technologies are able to lift data automatically from paper forms, without the need for manual keying of the data into the computer system. The Company's recognition technology has always included in-line recognition of machine printed, handprinted and mark sense forms.
In-line recognition occurs at very high speed, in real-time, as the paper is moving down the scanning transport.

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

The Company has been involved in special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstakes contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. In addition to stamp processing, the Company has been engaged in recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second. Test scoring and balloting includes Optical Mark Read (OMR) and image presentment of text pages to knowledge workers for value added analysis and grading.


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

Beginning with the customer's plans, Scan-Optics can manage each project from concept to completion. The capabilities provided include:

Project Management
Engineering and Prototyping
Procurement and Materials Management
Precision Machining, Sheet Metal Fabrication and Welding
Networks/System Integration
Systems Testing
Just-in-Time/Kanban Delivery Systems
Professional Services and Training
Worldwide Field Service - through Access Services
Strong Supplier Partnerships with:
         Agency Standards Certification (FCC, UL, LE, CSA, ISO 9001) Commercial Painting and Metal Finishing
         Printed Circuit Board Assemblies and Testing
         Wire Harness and Cable Assembly and Testing
         Specialty Packaging
         Worldwide Shipping


SIGNIFICANT CUSTOMERS

In 2000 and 1998, the Company derived 13% and 12% respectively, of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. In 1999, the Company derived 11% of its total revenue from one customer, the Kentucky Revenue Cabinet, a state government taxing authority.


CHANNELS OF DISTRIBUTION

The Company sells directly to end-users and distributors. It also pools resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets both domestically and internationally.

BACKLOG

The backlog for the Company's products and services as of December 31, 2000 was approximately $15.3 million. As of December 31, 1999, the backlog was approximately $18.4 million. The backlog consists of equipment, software and services to be sold and noncancelable rentals and maintenance due on existing rental and maintenance contracts over the next year. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.


MANUFACTURING

Manufacture of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. A majority of parts are purchased, including many complex electronic and mechanical subassemblies. The Company also purchases major standard components, including low speed scanners, jukeboxes, PCs, printers and servers. An important aspect of the Company's manufacturing activities is its quality control program, which uses computer-controlled testing equipment.

The Company has not experienced significant shortages of any components or subassemblies. Alternate sources for such components and subassemblies have been developed. Certain sole source items have been evaluated and the Company has determined that a minor engineering effort would be required to qualify a replacement. During 2000, the Company experienced delays in the shipment of components and subassemblies arising from the Company's lack of liquidity.


COMPETITION

The Company's Solutions and Products Division competes with service providers who integrate systems with products from multiple vendors. The Company differentiates its solutions by offering a total system, including post installation support of hardware and software services along with image scanning and document handling transports. The Company focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company.

A large portion of the revenue generated by the Access Services Division is from post installation hardware and software services on integrated systems installed by the Company's Solutions and Products Division. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The remaining revenue is generated by the field repair of electro-mechanical devices manufactured by Original Equipment Manufacturers, primarily of scanner products, that do not have their own field staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality and its 31 years of experience in providing scanner repair.

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


ISO 9001 CERTIFICATION

On November 12, 1999, the Company received ISO 9001 certification for its product development and manufacturing divisions. The scope of the certification is for the design and production of scanning equipment and contract manufacturing of electronic equipment.

In 2000, the Company took the first step in expanded its quality program by bringing the service and installation areas into compliance. The Company also performed internal audits to test for compliance in the sales, design and manufacturing areas. The registering body performed two surveillance audits on the Company's product development and manufacturing divisions, both of which were successful.


PATENTS

The Company currently has nine United States patents in force which expire between 2003 and 2018. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and makes all efforts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC. for their use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports. In 2000, the engineering organization filed for a patent for gray scale OMR used in test scoring applications and a patent for a double document detection system for our scanners.


EMPLOYEES

As of December 31, 2000 the Company employed 247 persons, including 21 with administrative and support responsibilities, 23 in marketing and sales, 139 in software and service activities, 23 in engineering and 41 in manufacturing capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.

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

During 2000, the Company completed a number of small custom development contracts for specific customers resulting in approximately $200,000 of revenue recognized during the year. The Company recorded all revenue related to these development agreements in 2000. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.

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

                                                        Year Ended December 31
(thousands)                                   2000              1999               1998
-----------------------------------------------------------------------------------------
Revenues
  Solutions and products                   $ 21,272           $ 34,921           $ 40,174
  Access services                            14,692             16,003             13,222
  Contract manufacturing services             2,338              1,068                575
                                          -----------------------------------------------
    Total revenues                           38,302             51,992             53,971

Cost of solutions and products               21,717             27,656             24,438
Service expenses                             12,376             12,817              9,590
                                          -----------------------------------------------

    Gross profit margin                       4,209             11,519             19,943

  Operating expenses, net                    21,918             19,934             16,709
                                          -----------------------------------------------
Income (loss) before income taxes         $ (17,709)          $ (8,415)          $  3,234
                                          ===============================================

Total assets                               $ 34,436           $ 55,186           $ 52,992

Total expenditures for additions to
long-lived assets                          $    109           $    596           $    560

Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.

Note: In 2000 and 1998, the Company derived 13% and 12% respectively, of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. In 1999, the Company derived 11% of its total revenue from one customer, the Kentucky Revenue Cabinet, a state government taxing authority.

Sales of product to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 46 countries and covering six continents. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)                  2000                1999                 1998
-----------------------------------------------------------------------------

Latin America        $    152     2%      $    77      2%     $     88     1%
Europe                  1,667    22%        1,982     41%          328     3%
Pacific Rim             5,881    76%        2,743     57%        9,649    96%
                     --------------------------------------------------------
                     $  7,700             $ 4,802             $ 10,065
                     ========================================================

Export sales represented 43%, 20%, and 31% of product sales for the three years ended December 31, 2000, 1999, and 1998, respectively.


ITEM 2 - PROPERTIES

The Company's world headquarters and manufacturing facility is located in a 84,000 square foot, one-story building in Manchester, Connecticut, leased for a term expiring in December 2006. The Company also leases 1,238 square feet of office space, under a lease expiring in July 2002, in Dallas, Texas for professional services and sales.

Scan-Optics, Ltd., a wholly owned subsidiary in the United Kingdom, also leases office space for sales, service, and equipment demonstration.


ITEM 3 - LEGAL PROCEEDINGS

There is one lawsuit currently pending against the Company. This lawsuit is in reaction to a lawsuit filed by the Company against the plaintiff. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against this lawsuit and the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 2000 to a vote of the stockholders.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.

                                                                       Officer
Name                      Age    Principal Occupation:                  Since
--------------------------------------------------------------------------------

James C. Mavel            55     Chairman, Chief Executive Officer,
                                 President and Director                 1996

Joseph P. Crouch          38     Vice President -
                                 Manufacturing Services Division        1999

Marianna C. Emanuelson    39     Vice President -
                                 Human Resources                        1997

Richard C. Goyette        49     Vice President -
                                 Sales and Marketing                    1996

Richard D. Harris         40     Corporate Secretary                    2001

Joel K. Howser            53     Vice President -
                                 Software Development                   1998

Clarence W. Rife          61     Vice President -
                                 Access Services Division and
                                 Hardware Engineering                   1975

Michael J. Villano        41     Chief Financial Officer, Vice
                                 President and Treasurer                1992

Alan W. Ware              62     Vice President -
                                 Project and System Integration         2000




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

Mr. Harris has been a partner in the law firm of Day, Berry and Howard LLP since 1998. He was elected to the position of Corporate Secretary in January 2001.

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

Mr. Ware joined the Company in October 2000 as Vice President - Project and System Integration. Prior to joining the Company he was Chief Executive Officer and Chairman of American OBGYN, Inc. (formally Spectrascan Imaging Services, Inc.) from 1984 to 2000. He was Vice President of Sales and Marketing for Scan-Optics from 1974 to 1984 and Director of Engineering and Customer Service at Recognition Equipment from 1968 to 1974. Mr. Ware is a member of the Board of Directors of Quality Care Solutions Inc.

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

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. Effective November 10, 2000 the Company was notified by The NASDAQ Stock Market, Inc. that its common stock will begin listing on the Over the Counter Bulletin Board. This action was taken because of the inability to maintain the $1 per share bid price requirement for continued listing on the NASDAQ Stock Market. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 1,051 stockholders of record at December 31, 2000.

Quarter Ended          March 31                 June 30                   September 30            December 31
                  High         Low          High          Low          High         Low         High        Low
---------------------------------------------------------------------------------------------------------------
2000             4 3/4        1 9/16       2             6/16         1 3/16         1/2        13/16       1/8
1999             5 1/2        3 1/2        4 3/8        3 1/8         4 7/16       2 3/4        2 7/8     1 1/8



The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6 - SELECTED FINANCIAL DATA


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)               2000               1999                1998            1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Total Revenues                          $    38,302        $    51,992        $    53,971       $    56,608        $    46,034
                                     ===========================================================================================

Income (loss) before income taxes           (17,709)            (8,415)             3,234             5,691              3,265

Income taxes (benefit)                           61               (240)             1,105               (99)                (9)

                                     -------------------------------------------------------------------------------------------

Net Income (Loss)                       $   (17,770)       $    (8,175)       $     2,129       $     5,790        $     3,274
                                     ===========================================================================================

Basic earnings (loss) per share         $     (2.53)       $     (1.17)       $      0.31       $      0.87        $      0.50


Basic weighted-average shares             7,025,064          6,979,651          6,921,331         6,632,248          6,530,244

Diluted earnings (loss) per share       $     (2.53)       $     (1.17)       $      0.30       $      0.82        $      0.49

Diluted weighted-average shares           7,025,064          6,979,651          7,102,658         7,070,013          6,715,942


SELECTED BALANCE SHEET DATA

Total assets                            $    34,436        $    55,186        $    52,992       $    38,707        $    31,121

Working capital (deficit)               $    (9,833)       $     4,727        $    15,107       $    24,643        $    17,318

Total stockholders' equity              $     4,307        $    22,081        $    30,246       $    27,733        $    21,207


The Company has not paid any dividends for the five year period ended December 31, 2000.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations, Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. The Company will need to negotiate an extension from its existing lender or locate alternative sources of financing in order to continue to operate its business as currently conducted and implement its business plan. The Company's ability to ship its products and fulfill contracts on a timely basis may be limited by a lack of liquidity. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company experienced a net loss of $17.8 million in 2000, $6.3 million of which related to one time charges associated with various allowances for accounts receivable, inventories and an investment in a contract manufacturing customer. The operating loss, without the one time charges, was $11.5 million. This loss was primarily related to professional services projects started in 1999 that resulted in revenue delays and expense overruns in both 1999 and 2000. The Company is substantially complete with these projects as of December 31, 2000. The Company also suffered from a shortage of liquidity, which caused various scanner systems and parts shipments to be delayed, which impacted revenue in the second, third and fourth quarters of 2000.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, to decrease market risk through expansion in the international marketplace, and to capitalize on existing core competencies of the Company. A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives may have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative declined by $6.5 million or 27% from 1999. The health insurance market increased by 174% while the other markets showed a decline of 50%.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. During 2000, the Company made significant progress with this initiative. The Company experienced a revenue increase of $3.1 million or 114% in Japan. The economic environment in Latin America has been an impediment to growth in these markets. The Company continues to strengthen its relationships in Europe as a target for future growth, although in 2000 there was a decline of 16% from 1999 levels.

The third initiative relates to leveraging the Company's core competencies in an effort to offset fixed expense and add revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. During 2000, Access Services signed agreements with five new hardware manufacturers for third party maintenance, most notably with Canon. These agreements cover approximately 30 end-user customers. In 2000, Contract Manufacturing was successful in obtaining four new contracts, of which $.6 million was recorded as revenue during the year.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. No acquisitions were considered during 2000 due to management's focus on the operations of the business and the liquidity shortfall the Company faced. During the year, the Company entered into a joint marketing agreements with Neurascript, an automated data capture text recognition solution provider, Mitek, an offline neural OCR software engine, Maximal, a computer output to laser disk software provider, Actionpoint, a system integration software toolkit and KPMG, LLC, a professional service organization. During 1999, the Company completed an acquisition of the scanner and maintenance division of Photomatrix Imaging Corporation, a supplier of high performance imaging products. The Company also signed a licensing agreement with Bluebird Systems for a suite of document management software products that encompass object management and workflow in 1999. During 1998, the Company completed two acquisitions, Southern Computer Systems (SCS), a software and solutions provider and the hardware maintenance division of Access Corporation.


RESULTS OF OPERATIONS - 2000 VS. 1999

Total revenues decreased $13.7 million or 26% from 1999 to 2000.

Product sales decreased $5.7 million or 24% from the prior year. North American sales decreased $8.6 million or 45% due mainly to the focus of the sales organization on improving customer satisfaction and helping manage deliverables related to the professional services implementations underway from the third and fourth quarters of 1999. Product sales were also impacted in the last three quarters of 2000 as orders were received but shipments were delayed due to the lack of cash liquidity. Total international sales increased $2.9 million or 60% from 1999. International sales in the Pacific Rim increased 114% or $3.1 million due to a substantial spare parts sale in support of the systems installed at the National Ministry of Health as well as eight new system sales for prefecture based claims processing. Sales to Europe decreased $.3 million or 16% and Latin American sales remained consistent with the prior year mainly due to the continued decline in economic conditions in the Latin American countries.

Service revenues decreased $7.7 million from 1999 to 2000. Hardware maintenance and support revenue decreased $1.3 million or 8% due mainly to year 2000 non compliant systems removed from maintenance and either replaced with new systems that carried warranty periods and lower maintenance revenues or not replaced at all. Professional service revenue decreased $6.4 million or 55% due to the Company's focus on the completion of projects from the third and fourth quarters of 1999 as well as a cautious approach to accepting new business until the past issues relating to professional services deliverables were addressed and mitigated.

Engineering revenues decreased $.3 million from 1999 to 2000 due to a decrease in customer funded development contracts from 1999 levels. (See Note I of the Notes to Consolidated Financial Statements.)

Cost of product sales decreased $1.4 million from 1999 to 2000. Cost of product sales as a percentage of product sales increased from 67% in 1999 to 81% in 2000. The percentage increase is due mainly to a $2.3 million reduction in software product revenue from 1999 to 2000 which carries a significantly higher gross margin than hardware sales.

Service expenses decreased by $5 million in 2000. Access service expenses decreased $.4 million or 3% due to a reduction in revenues and continued management of the field workforce in relation to the installed base of customers. Professional service expenses decreased $4.6 million from 1999 to 2000 due mainly to the Company completing the majority of the projects that were in process from the end of 1999 and a reduction in the number and total value of new projects that were initiated during the year.

Sales and marketing expenses decreased by $2.1 million in 2000 due to a reduction in commissions expense related directly to the reduction in revenue and reductions in other expenses as part of the increased management focus on expenses.

Research and development expenses decreased $2 million from 1999 due mostly to the reduction in headcount, outside contractors and third party purchased services. The Company is continuing to refine its focus on software products, solutions and specific development activities. As a result, certain development skills were no longer required, allowing for the reductions.

General and administrative expenses increased $4.9 million in 2000 compared to the prior year. The increase is due to the accounts receivable allowance recorded for various accounts that were determined to be uncollectable during the fourth quarter of 2000.

Interest expense increased $1.1 million due to the change in interest rate at the end of the first quarter of 2000 from prime to prime plus five percent.

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



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents remained consistent from 1999 to 2000.

At December 31, 2000, the Company had $18 million in outstanding borrowings against its $18.5 million available borrowings. The average borrowing level for 2000 was $18.1 million compared to $15.5 million for 1999. The increase in borrowing level is directly related to the loss the Company reported in 2000.

The Company is operating under a credit agreement with Patriarch Partners LLC (Agreement) which Fleet National Bank sold to Patriarch Partners, LLC on January 4, 2001. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company entered into an amendment and waiver agreement with Patriarch Partners, LLC on January 31, 2001 that waived defaults on the Company's revolving and term loans through July 1, 2001. The Company is in the process of negotiating with Patriarch Partners, LLC a total debt restructuring to meet its short-term and long-term capital needs. If negotiations on the revision of the Agreement with Patriarch Partners, LLC are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options. There can be no assurance that alternative sources of financing will be available on acceptable terms. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Operating activities used $.7 million of cash in 2000 compared to $3.5 million in 1999. The non-cash expenses in 2000 were $11.2 million compared to $5.3 million in 1999. The non-cash items relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service spare parts inventory, amortization of goodwill, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes. Other components of operating activities are discussed below.

Net accounts receivable and unbilled receivables decreased $14 million from December 31, 1999. There are four main factors associated with the net decrease in accounts receivables. The first factor is the $5.3 million of receivables reserved during the fourth quarter of 2000, due to the status of various accounts with payment issues. The second factor is the collection of older solution accounts receivable whose collections were delayed due to the professional service issues encountered in the second half of 1999. The third factor is the adoption of a credit hold policy for all outstanding accounts receivable greater than sixty days and the fourth factor is the reduction in total revenue from 1999 levels.

Refundable and recoverable income taxes decreased $1.9 million due to the collection of amounts due. Substantially all operating loss carrybacks have been exhausted at December 31, 2000.

Total inventories decreased $1.1 million from 1999 levels. Manufacturing inventories decreased $1.2 million during the year due to a decrease in finished goods inventory of $.2 million, a decrease in work-in-process inventory of $1 million, mainly due to the Company's focused effort to reduce inventory levels and reduced product sales. The manufacturing inventory reduction was offset by an increase in customer service inventory of $.1 million which was mainly attributable to the increase in series 8000 inventories.

Net plant and equipment decreased $.9 million in 2000. This decrease is mainly due to recorded depreciation of $.9 million. The additions of $.2 million were offset by the sale of plant and equipment of $.2 million.

Software license decreased by $.6 million due to amortization of the source code license recorded during the year.

Goodwill decreased by $1.5 million in 2000 due to amortization of $1.3 million and a $.2 million adjustment to goodwill for Photomatrix. The acquisition of Photomatrix assets occurred in June of 1999. The acquisition was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $1.6 million is being amortized over an average period of twelve and one-half years. Southern Computer Systems (SCS), a privately held company, was purchased in June of 1998. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $9.2 million is being amortized over a twenty-year period. The acquisition of the maintenance division of Access
Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five-year period.

Other assets decreased by $.2 million mainly due to the conclusion of the non-compete agreements with the principals of SCS which was related to the 1998 acquisition.

Accounts payable decreased $2 million from December 31, 1999 due to the reduction in inventory purchases and the control of expenses.

Salaries and wages decreased $.9 million from 1999 mainly due to the reduction of headcount and related benefits during 2000. Taxes other than income taxes decreased by $.7 million due to timing of accruals and related payments and the reduction of headcount.





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

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Scan-Optics, Inc. will continue as a going concern. As more fully described in Notes A and F, the Company has incurred operating losses in 2000 and 1999 and is operating under an amendment and waiver agreement with its lender that expires in July 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes A and F. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        /s/ Ernst & Young LLP

Hartford, Connecticut
February 19, 2001

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                    December 31
(thousands, except share data)                                              2000                    1999
---------------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                                $    36               $    38
  Accounts receivable less allowance of $2,926 in
    2000 and $308 in 1999                                                    8,664                18,713
  Unbilled receivables - contracts in progress less
    allowance of $2,689 in 2000                                              1,064                 5,023
  Refundable income taxes                                                      124                 1,282
  Recoverable income taxes                                                                           740
  Inventories                                                                8,898                10,033
  Deferred costs, net of revenues                                              171                   530
  Prepaid expenses and other                                                   798                   976
                                                                     -----------------------------------
    Total current assets                                                    19,755                37,335


Plant and Equipment:
  Equipment                                                                 13,574                13,735
  Leasehold improvements                                                     5,183                 5,146
  Office furniture and fixtures                                              1,362                 1,312
                                                                     -----------------------------------
                                                                            20,119                20,193
  Less allowances for depreciation and amortization                         18,126                17,337
                                                                     -----------------------------------
                                                                             1,993                 2,856

Software license, net of accumulated amortization
  of $937 in 2000 and  $185 in 1999                                          1,463                 2,040
Goodwill, net of accumulated amortization of $ 3,136 in 2000
  and $1,828 in 1999                                                        10,975                12,523
Other assets                                                                   250                   432
                                                                     -----------------------------------

Total Assets                                                               $34,436               $55,186
                                                                     ===================================



                                                                                December 31
(thousands, except share data)                                          2000                   1999
------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $  6,066                $  8,079
  Notes payable to bank                                                18,000                  17,437
  Salaries and wages                                                      854                   1,800
  Taxes other than income taxes                                           393                   1,110
  Income taxes                                                            121
  Customer deposits                                                     1,212                   1,353
  Other                                                                 2,942                   2,829
                                                                 ------------------------------------
    Total current liabilities                                          29,588                  32,608

  Other liabilities                                                       541                     497

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares in 2000
        and 7,396,232 shares in 1999                                      149                     148
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                                       35,654                  35,568
    Retained-earnings deficit                                         (28,185)                (10,415)
    Accumulated other comprehensive loss                                 (665)                   (574)
                                                                 ------------------------------------
                                                                        6,953                  24,727
  Less cost of common stock in treasury,
    413,500 shares                                                      2,646                   2,646
                                                                 ------------------------------------
      Total stockholders' equity                                        4,307                  22,081
                                                                 ------------------------------------
  Total Liabilities and Stockholders' Equity                         $ 34,436                $ 55,186
                                                                 ====================================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31
(thousands, except share data)                            2000                      1999                        1998
--------------------------------------------------------------------------------------------------------------------------
Revenues
  Product sales                                     $    18,099                $    23,800                $    32,988
  Service revenues                                       19,971                     27,642                     20,577
  Engineering revenues                                      232                        537                        284
  Other operating revenues                                                              13                        122
                                                  --------------------------------------------------------------------
    Total revenues                                       38,302                     51,992                     53,971

Costs and Expenses
  Cost of product sales                                  14,685                     16,056                     19,335
  Service expenses                                       19,408                     24,417                     14,693
  Sales and marketing expenses                            5,909                      7,980                      7,011
  Research and development expenses                       3,720                      5,688                      5,560
  General and administrative expenses                     9,867                      4,950                      3,903
  Interest expense                                        2,393                      1,276                        397
                                                  --------------------------------------------------------------------
    Total costs and expenses                             55,982                     60,367                     50,899
                                                  --------------------------------------------------------------------

Operating income (loss)                                 (17,680)                    (8,375)                     3,072

Other income (loss), net                                    (29)                       (40)                       162
                                                  --------------------------------------------------------------------

Income (loss) before income taxes                       (17,709)                    (8,415)                     3,234

  Income tax expense (benefit)                               61                       (240)                     1,105
                                                  --------------------------------------------------------------------

Net Income (Loss)                                   $   (17,770)               $    (8,175)               $     2,129
                                                  ====================================================================


Basic earnings (loss) per share                     $     (2.53)               $     (1.17)               $      0.31
                                                  ====================================================================

Basic weighted-average shares                         7,025,064                  6,979,651                  6,921,331

Diluted earnings (loss) per share                   $     (2.53)               $     (1.17)               $      0.30
                                                  ====================================================================

Diluted weighted-average shares                       7,025,064                  6,979,651                  7,102,658

See accompanying notes

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY


                                                         Capital in                   Accumulated
                                        Common Stock      Excess of    Retained-         Other
                                   -------------------      Par        Earnings      Comprehensive     Treasury
(thousands, except share data)       Shares      Amount    Value       Deficit           Loss            Stock           Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1998             7,218,455     $144    $ 35,025    $ (4,369)       $   (421)        $ (2,646)     $   27,733

Issuance of common stock upon
  Exercise of stock options           152,027        3         476                                                          479

Net income                                                               2,129                                            2,129
Currency translation adjustments                                                           (95)                             (95)
                                                                                                                    ------------
Comprehensive income                                                                                                      2,034
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998           7,370,482      147      35,501      (2,240)           (516)          (2,646)         30,246

Issuance of common stock upon
  Exercise of stock options            25,750        1          67                                                           68

Net loss                                                                (8,175)                                          (8,175)
Currency translation adjustments                                                           (58)                             (58)
                                                                                                                    ------------
Comprehensive loss                                                                                                       (8,233)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999           7,396,232      148      35,568     (10,415)           (574)          (2,646)         22,081

Issuance of common stock upon
  Exercise of stock options            43,500        1          86                                                           87

Net loss                                                               (17,770)                                         (17,770)
Currency translation adjustments                                                           (91)                             (91)
                                                                                                                    ------------
Comprehensive loss                                                                                                      (17,861)
--------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000           7,439,732     $149    $ 35,654    $(28,185)       $   (665)        $ (2,646)          4,307
================================================================================================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31
(thousands)                                                           2000                   1999                     1998
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                                $(17,770)               $ (8,175)               $  2,129
  Adjustments to reconcile net income (loss)
   to net cash used by  operating activities:
    Depreciation                                                        887                   1,115                   1,392
    Amortization of customer service inventory and
       software license                                               2,400                   1,912                   1,687
    Amortization of goodwill                                          1,308                   1,251                     577
    Provision for losses on accounts receivable                       5,505                      94
    Provision for inventory obsolescence                              1,064                     229
    Deferred taxes                                                                              697                    (145)
    Changes in operating assets and liabilities:
      Accounts receivable                                             8,503                    (586)                 (6,176)
      Refundable income taxes                                         1,158                  (1,282)
      Recoverable income taxes                                          740                    (740)
      Inventories                                                    (1,578)                    450                    (618)
      Prepaid expenses and other                                        178                     112                     (51)
      Software license                                                 (174)                 (2,225)
      Accounts payable                                               (2,013)                  1,790                   2,890
      Accrued salaries and wages                                       (946)                   (424)                     49
      Taxes other than income taxes                                    (717)                    419                     (53)
      Income taxes                                                      121                     (35)                   (498)
      Deferred costs, net of revenues                                   359                     (28)                 (1,849)
      Customer deposits                                                (141)                  1,254                  (2,466)
      Other                                                             371                     699                    (442)
                                                            ---------------------------------------------------------------
    Net cash used by operating activities                              (745)                 (3,473)                 (3,574)

Investing Activities
  Business acquisitions, net of cash acquired                                                (2,111)                (12,042)
  Proceeds from the sale of plant and equipment                         215
  Purchases of plant and equipment                                     (122)                   (575)                   (557)
                                                            ---------------------------------------------------------------
    Net cash provided (used) by investing activities                     93                  (2,686)                (12,599)

Financing Activities
  Proceeds from issuance of common stock                                 87                      68                     479
  Proceeds from borrowings                                           25,686                  51,941                  22,045
  Principal payments on borrowings                                  (25,123)                (46,028)                (10,521)
                                                            ---------------------------------------------------------------
    Net cash provided by financing activities                           650                   5,981                  12,003

Decrease in cash and cash equivalents                                    (2)                   (178)                 (4,170)
Cash and Cash Equivalents at Beginning of Year                           38                     216                   4,386
                                                            ---------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $     36                $     38                $    216
                                                            ===============================================================

Supplemental Cash Flow Information
Interest paid                                                      $  2,301                $  1,229                $    320
                                                            ===============================================================
Income taxes paid                                                  $      8                $  1,183                $  1,754
                                                            ===============================================================
See accompanying notes

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

Future Operations: The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $17.8 million in 2000, $6.3 million of which related to one time charges associated with various allowances for accounts receivable, inventories and an investment in a contract manufacturing customer. The operating loss without the one time charges was $11.5 million which primarily related to the completion of professional services integration projects which caused the Company to incur additional costs to complete the projects.

 At year end the Company was substantially complete on the professional services contracts that were the result of prior periods poor performance. The Company also suffered from a shortage of liquidity, which caused various scanner systems and parts shipments to be delayed, which impacted revenue in the second, third and fourth quarters of 2000. On January 4, 2001 Fleet National Bank sold the Company's credit agreement to Patriarch Partners, LLC, under which the Company was in default at December 31, 2000 because of certain covenant violations. On January 31, 2001, the Company amended its line of credit and received a waiver of defaults through July 1, 2001. As discussed in Note F to the consolidated financial statements, the recently signed amendment and waiver is expected to help the Company's liquidity through the 3% reduction in the interest rate and the deferral of principal payments until September 30, 2001. The Company is in the process of negotiating a total debt restructuring to meet its short-term and long-term capital needs. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Revenues under systems integration and professional services contracts are recognized on the basis of the ratio of earned revenue to total contract price, after considering accumulated costs and estimated costs to complete each contract or when services have been performed and accepted, depending on the nature of the project. Under fixed price contracts, the Company may encounter, and on certain contracts from time to time has encountered, cost overruns caused by project management problems and the expense of hiring outside contractors to assist in project completions, as well as changes to previously agreed upon project designs. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the estimates indicate a loss, such loss is provided for when identified.

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

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, Earnings Per Share. For 2000 and 1999, the computation of diluted earnings (loss) per share was antidilutive, therefore, the amounts reported for basic and diluted earnings
(loss) per share were the same.

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

Reclassifications: Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.


NOTE C- Acquisition Activities

The Company completed two acquisitions during June 1998. The first was Southern Computer Systems (SCS), a privately held company, for $7 million in cash. The Company acquired cash and accounts receivable of $.4 million, fixed assets of $.3 million and other assets of $.1 million. The Company also assumed certain liabilities as follows: accounts payable of $.5 million, salary and benefits accruals of $.2 million, deferred revenue of $.1 million, note payable to Scan-Optics, Inc. of $.5 million, acquisition related expenses for investment banker and legal services of $.4 million and bank debt of $1.4 million. Immediately following the closing, the bank debt was repaid. The operations of SCS are included in the consolidated statement of operations from the date of acquisition. The transaction was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $9.2 million is being amortized over a twenty year period. The proforma unaudited results of operations for the year ended December 31, 1998, assuming consummation of the purchase as of January 1, 1997, are as follows:

                                                        December 31
(thousands, except per share amounts)                      1998
--------------------------------------------------------------------------

Total revenue                                           $  55,732
Net loss                                                  (1,459)
Basic earnings (loss) per share                             (.21)
Diluted earnings (loss) per share                       $   (.21)

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

During June 1999, the Company completed the acquisition of the product rights and certain assets of the Photomatrix Imaging Corporation's subsidiary of Photomatrix, Inc. for $2.1 million in cash. The Company acquired accounts receivable net of reserves of $1 million, manufacturing and customer service inventory net of reserves of $1.2 million and other assets of $.1 million. The Company also assumed liabilities for accounts payable of $.8 million, deferred revenue of $.5 million, salary and benefits accruals of $.2 million and acquisition related expenses of $.3 million. The acquisition was accounted for as a purchase and the operations are included in the consolidated statement of operations from the date of acquisition. The Company reported goodwill related to the transaction of $1.6 million, which will be amortized over an average period of twelve and one-half years. Subsequent to the acquisition date adjustments of $.6 million have been made to decrease goodwill to $1 million.

The Company determines the amount of goodwill and the amortization period based upon a review of the acquired business and its earnings potential.


NOTE D - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Amounts billed under contracts in progress and included in accounts receivable were $1.3 million and $.5 million at December 31, 2000 and 1999, respectively. Unbilled amounts in accounts receivable were $.9 million and $5 million at December 31, 2000 and 1999, respectively and are recoverable from the customer upon completion of the phase or milestone. The Company estimates that substantially all unbilled amounts will be collected in 2001.



NOTE E- INVENTORIES

The components of inventories were as follows:
                                                       December 31
(thousands)                                        2000             1999
------------------------------------------------------------------------
Finished goods                                 $    196         $    363
Work-in-process                                     846            1,927
Service parts                                     4,552            4,429
Materials and component parts                     3,304            3,314
                                               -------------------------
                                               $  8,898         $ 10,033
                                               =========================


NOTE F - CREDIT ARRANGEMENTS

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $.5 million and $2.1 million at December 31, 2000 and December 31, 1999, respectively. The weighted average interest rate on borrowings during 2000 and 1999 was 13.2% and 8.3%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at December 31, 2000 and 1999 was $8.5 million and $9.5 million, respectively, all of which is classified as a current liability on the consolidated balance sheet. Both the line of credit and the term loan bore interest at prime through March 24, 2000, at which point the rate increased to prime plus 5%.

Fleet National Bank sold the Agreement to Patriarch Partners, LLC on January 4, 2001. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company entered into an amendment and waiver agreement with Patriarch Partners, LLC on January 31, 2001 that waived defaults on the revolver and term loans through July 1, 2001. The amendment also reduced the interest rate to prime plus 2% effective January 30, 2001. The Company is in the process of negotiating a total debt restructuring to meet its short-term and long-term capital needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. If negotiations on the revision of the Agreement with Patriarch Partners LLC are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.

NOTE G- CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. No shares have been issued to date.

At December 31, 2000, the Company had reserved 1,242,955 shares of common stock for the issuance or exercise of stock options. There are no shares reserved for the exercise of warrants.

Class A Convertible stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A Convertible stock were converted to common stock. No shares were outstanding at December 31, 2000 and 1999.


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

The Company has five stock option plans for key employees and board members. Options granted under the plans are for a period of ten years and at prices not less than 85% of the fair market value of the shares at date of grant. Options for employees are not exercisable for one year following the date of grant and then are exercisable in such installments during the period prior to expiration, as the Stock Option and Executive Compensation Committee shall determine. Options for Directors are not exercisable until six months after the grant thereof. Options may be exercised from time to time, in part or as a whole, on a cumulative basis as determined by the Stock Option and Executive Compensation Committee under all stock option plans.

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 2000:


                                                           Number of          Option Price
                                                            Shares              Per Share
---------------------------------------------------------------------------------------------
Outstanding January 1, 1998 (678,688 exercisable)            817,393        $1.50  to  $9.19
  Granted                                                     35,000         5.69  to   9.19
  Exercised                                                 (152,027)        2.13  to   3.75
  Canceled                                                   (11,933)        2.13  to   6.38
                                                           ---------------------------------
Outstanding December 31, 1998 (531,420 exercisable)          688,433         1.50  to   9.19



1999 Activity
  Granted                                                    140,000         3.25  to   3.50
  Exercised                                                  (25,750)        2.00  to   3.25
  Canceled                                                   (47,700)        2.00  to   9.19
                                                           ---------------------------------
Outstanding December 31, 1999 (560,457 exercisable)          754,983         1.50  to   9.19

2000 Activity
  Granted                                                    561,700          .31  to   1.06
  Surrendered                                                (42,500)        6.38  to   9.19
  Exercised                                                  (43,500)        2.00  to   2.00
  Canceled                                                  (108,550)        1.06  to   5.75
                                                          ----------------------------------
Outstanding December 31, 2000 (545,245 exercisable)        1,122,133         $.31  to  $9.19
                                                          ==================================



At December 31, 2000 there were 120,822 options available for grant of which 120,000 were reserved for the Directors.

The weighted-average fair value of options granted was $.46, $3.45 and $6.21 during 2000, 1999, and 1998, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2000 was 8 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility of .80 to 1.02.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is 36 months for key employees and 6 months for the Board of Directors. The Company's pro forma information follows:

                                                                   December 31
(thousands, except per share amounts)                    2000          1999          1998
-----------------------------------------------------------------------------------------------
Net income (loss), as reported                       $(17,770)     $ (8,175)         $ 2,129
Stock option expense                                      (51)         (693)            (563)
                                                     ------------------------------------------
Pro forma net income (loss)                          $(17,821)     $ (8,868)         $ 1,566
                                                     ==========================================








Basic earnings (loss) per share, as reported         $  (2.53)     $  (1.17)         $   .31
Stock option expense                                     (.01)         (.10)            (.08)
                                                     ------------------------------------------
Pro forma basic earnings (loss) per share            $  (2.54)     $  (1.27)         $   .23
                                                     ==========================================

Diluted earnings (loss) per share, as reported       $  (2.53)     $  (1.17)         $   .30
Stock option expense                                     (.01)         (.10)            (.08)
                                                     ------------------------------------------
Pro forma diluted earnings (loss) per share          $  (2.54)     $  (1.27)         $   .22
                                                     ==========================================


NOTE I - RESEARCH AND DEVELOPMENT AGREEMENTS


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

During 2000, the Company completed a number of small custom development contracts for specific customers resulting in approximately $200,000 of revenue recognized during the year. The Company recorded all revenue related to these development agreements in 2000. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE J - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. Starting in 1997, the Company contributed an amount equal to 50% of the first 6% contributed by the participant. The Company's contributions to this plan were $306,000, $374,000 and $329,000, in 2000, 1999 and 1998, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. The Company did not allocate any additional shares to the Plan in 2000 or 1999. At December 31, 1998, all shares had been allocated. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 2000, 1999 and 1998.


NOTE K - INCOME TAXES

At December 31, 2000, the Company has U.S. federal and state operating loss carryforwards of approximately $17,490,000 and $19,980,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2020. At December 31, 2000, the Company has approximately $575,000, $3,270,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which begin to expire in 2008. For financial reporting purposes, a valuation allowance has been recorded for 2000 and 1999 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Income (loss) before income taxes is set forth in the following tabulation:

                                                 Year Ended December 31
(thousands)                                2000             1999            1998
-----------------------------------------------------------------------------------
Domestic                                 $(17,436)        $ (7,806)        $  3,228
Foreign                                      (273)            (609)               6
                                     ----------------------------------------------
Income (loss) before income taxes        $(17,709)        $ (8,415)        $  3,234
                                     ==============================================


Income taxes (benefit) are summarized as follows:
                                                   Year Ended December 31
(thousands)                                 2000             1999             1998
------------------------------------------------------------------------------------


Current (benefit):
  Federal                                                 $   (956)        $    944
  State                                  $     49               26              311
  Foreign                                      12               (7)              (5)
                                       --------------------------------------------
Total current (benefit)                        61             (937)           1,250
                                       --------------------------------------------
Deferred (benefit):
  Federal                                                      620             (129)
  State                                                         77              (16)
                                      ---------------------------------------------
Total deferred (benefit)                                       697             (145)
                                       --------------------------------------------

                                         $     61         $   (240)        $  1,105
                                      =============================================

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                             December 31
(thousands)                                                              2000           1999
-----------------------------------------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward                                    $  8,556         $  5,671
   Alternative minimum tax credit carryforward                             168              168
   Depreciation                                                             92               92
   Charitable contribution carryforward                                     53
   Inventory valuation                                                     553              163
   Inventory                                                               180              101
   Deferred maintenance revenue                                                               6
   Accounts receivable reserves                                          2,057              113
   Goodwill                                                                206               71
   Revenue recognition - systems undergoing acceptance testing                                8
   Vacation accrual                                                        216              237
   Other                                                                   156               13
                                                                      -------------------------
      Total gross deferred tax assets                                   12,237            6,643














Deferred tax liabilities:
   Revenue recognition - milestone and retainer contracts                                  (989)
   Depreciation and other                                                 (449)            (263)
                                                                      -------------------------
      Total gross deferred tax liabilities                                (449)          (1,252)

Valuation allowance                                                    (11,788)          (5,391)
                                                                      -------------------------
      Net deferred tax asset                                          $     --         $     --
                                                                      =========================


A reconciliation of the statutory tax rate to the effective rate is as follows:

                                                     Year Ended December 31
                                                2000         1999        1998
-------------------------------------------------------------------------------
Statutory federal income tax rate               (34)%        (34)%         34%
  State income taxes, net of federal benefit     .3            1            7%
  Adjustments to prior year taxes                             (3)
  Foreign sales corporation benefit                                        (9)
  Foreign income taxes                           .1            2
  Net operating loss carryforward                34           33
  Other                                                       (2)           2
                                              --------------------------------
Effective tax rate                               .4%          (3)%         34%
                                              ================================


NOTE L - LEASE COMMITMENTS

The Company's principal lease commitment is for its corporate office and manufacturing facility in Manchester, Connecticut. The Manchester lease expires on December 31, 2006. Minimum rental payments for all noncancelable leases, which are operating leases with terms equal to or in excess of one year as of December 31, 2000, are as follows:
                                                         Minimum Rental
(thousands)                                                 Payments
-----------------------------------------------------------------------

           2001                                            $    979
           2002                                                 824
           2003                                                 659
           2004                                                 414
           2005                                                 426
           Thereafter                                           755
                                                             ------

           Total minimum lease payments                     $ 4,057
                                                            =======

Rental expense for the years ended December 31, 2000, 1999, and 1998 was $1,114,000, $1,062,000, and $865,000, respectively.

NOTE M - CONTINGENCIES

There is one lawsuit currently pending against the Company. This lawsuit is in reaction to a lawsuit filed by the Company against the plaintiff. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against this lawsuit and the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.


NOTE N - SEGMENT INFORMATION

Business segment data and geographic area data for the years ended 2000, 1999 and 1998 as included in Item 1 of this report are an integral part of these financial statements.


NOTE O - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer. Revenues recorded during 2000, 1999 and 1998 included bill and hold transactions of $1.7 million, $5.6 million and $3.7 million, respectively. Accounts receivable included bill and hold receivables of $.4 million and $3.5 million at December 31, 2000 and 1999, respectively.

NOTE P - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           December 31
(thousands, except share data)                          2000                   1999                 1998
-----------------------------------------------------------------------------------------------------------
Numerator:
      Net Income (Loss)                             $   (17,770)          $    (8,175)          $     2,129
                                                  =========================================================


Denominator:
      Denominator for basic earnings
      per share (weighted-average shares)             7,025,064             6,979,651             6,921,331

      Effect of dilutive securities:
           Employee stock options                                                                   181,327

      Denominator for diluted earnings
      per share (adjusted weighted-average
      shares and assumed
      Conversions)                                    7,025,064             6,979,651             7,102,658
                                                  =========================================================

Basic earnings (loss) per share                     $     (2.53)          $     (1.17)          $       .31
                                                  =========================================================

Diluted earnings (loss) per share                   $     (2.53)          $     (1.17)          $       .30
                                                  =========================================================

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.


(thousands, except per share amounts)                March           June           September       December
--------------------------------------------------------------------------------------------------------------
2000
Revenues                                          $ 11,102         $  9,924         $ 10,015         $  7,261
Cost of product sales and service expenses           9,186            8,847            7,719            8,341
Net loss                                            (2,275)          (3,256)          (1,781)         (10,458)
Basic earnings (loss) per share                       (.32)            (.46)            (.25)           (1.49)
Diluted earnings (loss) per share                 $   (.32)        $   (.46)        $   (.25)        $  (1.49)


1999
Revenues                                          $ 13,232         $ 14,829         $ 12,456         $ 11,475
Cost of product sales and service expenses           9,019            9,658           10,524           11,272
Net income (loss)                                       80               63           (1,963)          (6,355)
Basic earnings (loss) per share                        .01              .01             (.28)            (.91)
Diluted earnings (loss) per share                 $    .01         $    .01         $   (.28)        $   (.91)


Fourth quarter 2000 net loss of $10.5 million includes charges to expense of $6.3 million or $.90 per share. The major components of these charges include $5.3 million of accounts receivable allowances for various accounts, $.7 million for inventories and an investment in a contract manufacturing customer, and $.3 million of inventory reserves.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.





                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included under the captions "Security Ownership of Certain Beneficial Owners" and "Share Ownership of Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2001 and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

         (1)  Report of Independent Auditors

              Consolidated Balance Sheets at December 31, 2000 and 1999

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements - December 31, 2000

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

              *+10.10 Executive severance agreement between Joseph P. Crouch and Scan-Optics, Inc. dated November 15, 1999, is filed as Exhibit 10.10 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *+10.11 Executive severance agreement between Marianna C. Emanuelson and Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.11 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *+10.12 Executive severance agreement between Richard C. Goyette and Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.12 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *+10.13 Executive severance agreement between Joel K. Howser and Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.13 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *+10.14 Executive severance agreement between Clarence W. Rife and Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.14 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *+10.15 Executive severance agreement between Michael J. Villano and Scan-Optics, Inc. dated November 17, 1997, is filed as Exhibit 10.15 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              *22.          List of  subsidiaries  of the  Company,  included as
                            Exhibit 10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

              23.           Consent of Independent Auditors.

     * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.

     + Management contract for compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

         (b) Reports on Form 8-K

              No report on Form 8-K was filed for the quarter ended December 31, 2000.

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

                                SCAN-OPTICS, INC.
                                   Registrant

                                 By:  /s/ James C. Mavel
                                     ----------------------------------------
                                   James C. Mavel
                                   Chairman, Chief Executive Officer,
                                   President and Director
                                   Date: March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ James C. Mavel
---------------------------
James C. Mavel                              Chairman, Chief Executive Officer,
                                            President and Director
                                            (Principal Executive Officer)
                                            Date:        March 26, 2001

/s/ Michael J. Villano
---------------------------
Michael J. Villano                          Chief Financial Officer, Vice
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)
                                            Date:        March 26, 2001

/s/ Logan Clarke, Jr.
---------------------------
Logan Clarke, Jr.                           Director     March 26, 2001

/s/ Richard J. Coburn
---------------------------
Richard J. Coburn                           Director     March 26, 2001

/s/ E. Bulkeley Griswold
---------------------------
E. Bulkeley Griswold                        Director     March 26, 2001

/s/ Lyman C. Hamilton, Jr.
---------------------------
Lyman C. Hamilton, Jr.                      Director     March 26, 2001

/s/ John J. Holton
---------------------------
John J. Holton                              Director     March 26, 2001

/s/ Robert H. Steele
---------------------------
Robert H. Steele                            Director     March 26, 2001




A majority of the Directors

                                                                                                       SCHEDULE II



                                                     SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                     VALUATION AND QUALIFYING ACCOUNTS
                                             THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                (thousands)

                  COLUMN A                      COLUMN B                  COLUMN C                     COLUMN D        COLUMN E
                                                                         Additions
                                                              ---------------------------------
                                               Balance at       Charged to       Charged to                           Balance at
                                                Beginning        Costs and         Other                                End of
              Description                       Of Period        Expenses        Accounts             Deductions        Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000                   $  308           $  5,505        $   13  (2)          $  211(1)          $  5,615
      Reserve for doubtful accounts
          (billed and unbilled)

Year ended December 31, 1999:                  $  206           $     94        $   56  (2)          $   48 (1)         $    308
      Reserve for doubtful accounts

Year ended December 31, 1998:                  $  104           $               $  149  (2)          $   47 (1)         $    206
      Reserve for doubtful accounts

(1) Uncollectible accounts written off, net of recoveries.
(2)  Represents reclassifications from other accounts.

The required information regarding the valuation allowance for deferred tax assets is included in Note K.