Form 10-Q
period 2001-03-31
SCAN OPTICS INC
filed 2001-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission File No.                                  0-5265
                           -----------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO


The number of shares of common stock, $.02 par value, outstanding as of May 9, 2001 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                March 31, 2001    December 31, 2000
----------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                       1,128                36
  Accounts receivable less allowance of $2,424 at
March 31, 2001 and $2,926 at December 31, 2000                    7,131             8,664
  Unbilled receivables - contracts in progress less
allowance of $0 at March 31, 2001 and $2,689
at December 31, 2000                                                531             1,064
  Refundable income taxes                                            85               124
  Inventories                                                     8,869             8,898
  Deferred costs, net of revenues                                   160               171
  Prepaid expenses and other                                        409               798
                                                               --------------------------
    Total current assets                                         18,313            19,755


Plant and equipment:
  Equipment                                                      13,596            13,574
  Leasehold improvements                                          5,183             5,183
  Office furniture and fixtures                                   1,352             1,362
                                                               --------------------------
                                                                 20,131            20,119
  Less allowances for depreciation and amortization              18,265            18,126
                                                               --------------------------
                                                                  1,866             1,993

Software license, net                                             1,254             1,463
Goodwill, net                                                    10,630            10,975
Other assets                                                        250               250
                                                               --------------------------

Total Assets                                                     32,313            34,436
                                                               ==========================







(thousands, except share data)                                March 31, 2001    December 31, 2000
----------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                4,973             6,066
  Notes payable to bank                                          18,287            18,000
  Salaries and wages                                                815               854
  Taxes other than income taxes                                     455               393
  Income taxes                                                       70               121
  Customer deposits                                               1,161             1,212
  Other                                                           2,730             2,942
                                                               --------------------------
    Total current liabilities                                    28,491            29,588

  Other liabilities                                                 541               541

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at March 31, 2001
        and December 31, 2000                                       149               149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                                 35,654            35,654
  Retained earnings (deficit)                                   (28,849)          (28,185)
  Foreign currency translation adjustments                       (1,027)             (665)
                                                               --------------------------
                                                                  5,927             6,953
  Less cost of common stock in treasury,
    413,500 shares                                                2,646             2,646
                                                               --------------------------
      Total stockholders' equity                                  3,281             4,307
                                                               --------------------------
  Total Liabilities and Stockholders' Equity                     32,313            34,436
                                                               ==========================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31
(thousands, except share data)                              2001                       2000
-----------------------------------------------------------------------------------------------------
Revenues
  Hardware and software                             $               6,164       $              5,313
  Professional services                                             1,443                      2,801
  Access services                                                   3,301                      2,988
                                                    -------------------------------------------------
    Total revenues                                                 10,908                     11,102

Costs of Revenue
  Hardware and software                                             4,399                      3,506
  Professional services                                             1,196                      2,941
  Access services                                                   2,741                      2,739
                                                    -------------------------------------------------
    Total costs of revenue                                          8,336                      9,186

Gross Margin                                                        2,572                      1,916

Operating Expenses
  Sales and marketing                                                 982                      1,574
  Research and development                                            745                      1,112
  General and administrative                                          985                      1,142
  Interest                                                            512                        394
                                                    -------------------------------------------------
    Total operating expenses                                        3,224                      4,222
                                                    -------------------------------------------------

Operating loss                                                       (652)                    (2,306)

Other income, net                                                      10                         44
                                                    -------------------------------------------------

Loss before income taxes                                             (642)                    (2,262)

  Income tax expense                                                   22                         13
                                                    -------------------------------------------------

Net Loss                                            $                (664)      $             (2,275)
                                                    =================================================

Basic loss per share                                $               (0.09)      $              (0.32)
                                                    =================================================

Basic weighted-average shares                                   7,026,232                  7,016,672

Diluted loss per share                              $               (0.09)      $              (0.32)
                                                    =================================================

Diluted weighted-average shares                                 7,026,232                  7,016,672


Certain 2000 amounts have been reclassified to conform to the current year presentation.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31
(thousands)                                                            2001                               2000
----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                    $               (664)               $            (2,275)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
    Depreciation                                                               168                                218
    Amortization of customer service inventory and
      software license                                                         639                                425
    Amortization of goodwill                                                   345                                506
    Changes in operating assets and liabilities:
      Accounts receivable                                                    2,066                                851
      Refundable income taxes                                                   39                                975
      Recoverable income taxes                                                                                    740
      Inventories                                                             (401)                            (1,614)
      Prepaid expenses and other                                               389                                (15)
      Accounts payable                                                      (1,093)                               219
      Accrued salaries and wages                                               (39)                              (230)
      Taxes other than income taxes                                             62                               (511)
      Income taxes                                                             (51)                                61
      Deferred costs, net of revenues                                           11                                (23)
      Customer deposits                                                        (51)                              (144)
      Other                                                                   (574)                               (42)
                                                            ----------------------------------------------------------
    Net cash provided (used) by operating activities                           846                               (859)

Investing Activities
  Proceeds from the sale of plant and equipment                                                                   215
  Purchases of plant and equipment                                             (41)                               (82)
                                                            ----------------------------------------------------------
    Net cash provided (used) by investing activities                           (41)                               133

Financing Activities
  Proceeds from issuance of common stock                                                                           87
  Proceeds from borrowings                                                   3,385                              8,653
  Principal payments on borrowings                                          (3,098)                            (8,005)
                                                            ----------------------------------------------------------
    Net cash provided by financing activities                                  287                                735

Increase in cash and cash equivalents                                        1,092                                  9

Cash and Cash Equivalents at Beginning of Year                                  36                                 38
                                                            ----------------------------------------------------------
Cash and Cash Equivalents at End of Period                    $              1,128                $                47
                                                            ==========================================================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain 2000 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                             March 31          December 31
(thousands)                                  2001                  2000
--------------------------------------------------------------------------
Finished goods                             $      199          $      196
Work-in-process                                 1,110                 846
Service parts                                   4,382               4,552
Materials and component parts                   3,178               3,304
                                           ------------------------------
                                           $    8,869          $    8,898
                                           ==============================


NOTE 3 - Credit Arrangements

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $.2 million and $.5 million at March 31, 2001 and December 31, 2000, respectively. The weighted average interest rate on borrowings during the first three months of 2001 and 2000 was 11.4% and 8.9%, respectively.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at March 31, 2001 and December 31, 2000 was $8.5 million, all of which is classified as a current liability on the

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001

consolidated balance sheet due to the waiver of defaults which expires on July 1, 2001 as noted below. Both the line of credit and the term loan bore interest at prime plus 5% through January 30, 2001. This rate was reduced to prime plus 2% in accordance with the amendment as described below.

Fleet National Bank sold the Agreement to Patriarch Partners, LLC on January 4, 2001. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company entered into an amendment and waiver agreement with Patriarch Partners, LLC on January 31, 2001 which waived defaults on the revolver and term loans through July 1, 2001. The amendment also reduced the interest rate to prime plus 2% effective January 30, 2001. The Company is in compliance with all covenants in effect under the amendment and waiver agreement relating to the line of credit and term loan as of March 31, 2001. The Company is in the process of negotiating a total debt restructuring to meet its short-term and long-term capital needs. These matters raise substantial doubt about the Company's ability to continue as a going concern. If negotiations on the revision of the Agreement with Patriarch Partners LLC are not complete by the end of the second quarter, the Company will continue to negotiate with other bank and finance companies, as well as review other business and financing options.

The carrying value of the notes payable to the bank approximates its fair value and is secured by all of the Company's assets.


NOTE 4 - Income Taxes

At March 31, 2001, the Company has U.S. federal and state operating loss carryforwards of approximately $18,000,000 and $19,700,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2020. At March 31, 2001, the Company has approximately $480,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which begin to expire in 2008. At March 31, 2000, the Company had U.S. federal and state operating loss carryforwards of approximately $9,700,000 and $12,300,000, respectively. At March 31, 2000, the Company had approximately $450,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 2001 and 2000 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001


Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                                March 31             December 31
(thousands)                                                                       2001                  2000
------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                                    $       8,499           $       8,556
   Alternative minimum tax credit carryforward                                       168                     168
   Depreciation                                                                       92                      92
   Charitable contribution carryforward                                               53                      53
   Inventory valuation                                                               558                     553
   Inventory                                                                         180                     180
   Accounts receivable reserves                                                      888                   2,057
   Goodwill                                                                          570                     206
   Vacation accrual                                                                  243                     216
   Other                                                                             155                     156
                                                                           ---------------------------------------
      Total gross deferred tax assets                                             11,406                  12,237

 Deferred tax liabilities:
   Revenue recognition - milestone and retainer contracts                             (4)
   Depreciation and other                                                           (437)                    (449)
                                                                           ---------------------------------------
       Total gross deferred tax liabilities                                         (441)                    (449)

 Valuation allowance                                                             (10,965)                 (11,788)
                                                                           ---------------------------------------
      Net deferred tax asset                                               $         -             $        -
                                                                           =======================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001


NOTE 5 - Earnings Per Share


The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                              March 31                March 31
                                                                                2001                    2000
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net loss                                                                $        (664)          $     (2,275)
                                                                           =====================================

   Denominator for basic and diluted earnings (loss)
   per share (weighted-average shares)                                         7,026,232               7,016,672
                                                                           =====================================


Basic earnings (loss) per share                                            $        (.09)          $       (.32)
                                                                           =====================================

Diluted earnings (loss) per share                                          $        (.09)          $       (.32)
                                                                           =====================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001


NOTE 6 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-months ended March 31, 2001 and 2000 are as follows:


                                                     March 31              March 31
(thousands)                                            2001                  2000
---------------------------------------------------------------------------------------
Net loss                                        $        (664)          $       (2,275)
Foreign currency translation adjustments                 (374)                     (28)
                                                ---------------------------------------
   Comprehensive loss                           $      (1,038)          $       (2,303)
                                                =======================================



The components of accumulated comprehensive loss, net of related tax, at March 31, 2001 and December 31, 2000 are as follows:


                                                     March 31             December 31
(thousands)                                            2001                  2000
---------------------------------------------------------------------------------------
Foreign currency translation adjustments        $        (998)          $         (624)
                                                ---------------------------------------
Accumulated comprehensive loss                  $        (998)          $         (624)
                                                =======================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2001

Note 7 - Segment Information

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

                                                                                      Three Months Ended
                                                                                           March 31
(thousands)                                                                        2001                 2000
------------------------------------------------------------------------------------------------------------------
Revenues
   Solutions and products                                                  $       7,107           $       7,544
   Access services                                                                 3,301                   2,988
   Contract manufacturing services                                                   500                     570
                                                                           ---------------------------------------
      Total revenues                                                              10,908                  11,102

   Cost of solutions and products                                                  5,595                   6,447
   Service expenses                                                                2,741                   2,739
                                                                           ---------------------------------------

      Gross margin                                                                 2,572                   1,916

   Operating expenses, net                                                         3,214                   4,178
                                                                           ---------------------------------------

Loss before income taxes                                                   $        (642)          $      (2,262)
                                                                           =======================================

Total expenditures for additions to long-lived assets                      $          41           $          48



Note 8 - Recent Developments

The Company has reached a full and final agreement with the Kentucky Finance and Administration Cabinet regarding the contract with the Department of Revenue. The settlement received from this customer was $.1 million in excess of the unreserved accounts receivable balance, which was included as a reduction in general and administrative expenses in the first quarter of 2001. Kentucky has removed and rescinded the notice of default that was issued in 2000.

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

The Company experienced a net loss of $.7 million in the first quarter of 2001 as compared with a loss of $2.3 million in the first quarter of 2000. The first quarter of 2001 represents a $3.5 million improvement over the net loss, net of one time charges, from the fourth quarter of 2000. The Company was substantially complete, as of December 31, 2000, with the professional services projects that were negatively impacting the services margin. In the first quarter of 2001 the professional services organization experienced the first quarter of profitability since the second quarter of 1999. This improvement shows good progress on the transition to becoming a Solutions company.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earning before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. The operating income before interest, taxes, depreciation and amortization (EBITDA) was $1 million in the first quarter of 2001, as compared to an EBITDA loss of $.7 million in the first quarter of 2000 and an EBITDA loss of $2.3 million, net of one time charges, for the fourth quarter of 2000.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $.5 million or 6% in the first quarter of 2001 as compared to 2000. The government market increased $2 million or 80% while the health insurance market declined $1.2 million or 82% on a first quarter 2000 to 2001 comparison. The other target markets were consistent with the prior year.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. The Company experienced a revenue increase of $2.5 million or 382% in Europe from the first quarter of 2000 to 2001. The Pacific Rim declined in the same timeframe by $1.7 million or 89%. The economic environment in Latin America has been an impediment to growth where the Company experienced only a slight increase in revenue. The Company plans on the continuation of this expansion effort in the future.

The third initiative relates to leveraging the Company's core competencies in an effort to offset fixed expense and add revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. During the first quarter of 2001 compared to 2000, Access Services revenue increased by $.3 million or 10%, contract manufacturing revenue decreased by $.1 million or 12%.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. No acquisitions are currently being considered due to management's focus on the operations of the business and the liquidity position of the Company.



Results of Operations for the Three Months Ended March 31, 2001 vs. 2000
------------------------------------------------------------------------

Total revenues decreased $.2 million or 2% from the first quarter of 2000 to the first quarter of 2001.

Hardware and software revenues increased $.9 million or 16% in the first quarter of 2001 compared with the first quarter of 2000. North American sales increased $.1 million or 2%. International sales increased $.8 million or 29% mainly due to a large integrated solution sale to the British government which was partially offset by a decline in revenue in the Pacific Rim.

Professional services revenues decreased $1.4 million or 48% in the first quarter of 2001 compared with the first quarter of 2000, mainly due to the completion of various contracts that were behind schedule during 2000 along with a reduced level of current projects which allowed the Company to achieve expected profitability targets for the quarter.

Access services revenues increased $.3 million from the first quarter of 2000, mainly due to increases in contracted maintenance on proprietary Scan-Optics products.

Cost of hardware and software increased $.9 million from the first quarter of 2000. Cost of hardware and software sales as a percentage of revenue was 71% for the first quarter of 2001, compared to 66% in the prior year. This increase is due to sales mix. The Company installed a large integrated solution for the British government in the first quarter of 2001, which was mainly comprised of third party hardware and software components that yielded a lower margin than traditional Company hardware and software.

Cost of professional services decreased $1.7 million in the first quarter of 2001 mainly due to the reduction in contractors required as compared to the first quarter of 2000, as well as an overall reduction in work effort required to deliver professional services customer requirements in the first quarter of 2001.

Cost of Access services in the first quarter of 2001 remained consistent with the first quarter of 2000.

Sales and marketing expenses decreased $.6 million from the first quarter of 2000 mainly due to a $.4 million decrease in salaries and benefits and a $.2 million decrease in travel and related expenses.

Research and development expenses decreased $.4 million from the first quarter of 2000 mainly due to a decrease of $.1 million in salaries and benefits, $.2 million in consulting expenses and $.1 million in travel and facility cost reductions.

General and administrative expenses decreased $.2 million from the first quarter of 2000 mainly due to the recovery of reserved accounts receivable.

Interest expense increased $.1 million from the first quarter of 2000 due to the change in the interest rate. Both the line of credit and term loan carried an interest rate of prime through March 24, 2000 when the rate increased to prime plus 5%. As of January 30, 2001 the interest rate was reduced to prime plus 2%. The weighted average interest rate for the first quarter of 2001 was 11.4% compared to 8.9% in 2000.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2001 increased $1.1 million from December 31, 2000 levels.

Total borrowings increased to $18.3 million at March 31, 2001 from $18 million at the end of 2000. The available balance on the line of credit was $.2 million at March 31, 2001. As of March 31, 2001, the Company is in compliance with all of the financial covenants related to its bank debt and is currently negotiating with its bank to restructure the borrowing arrangements and agree to new terms and conditions. The current bank waiver expires on July 1, 2001, accordingly, all bank debt has been classified as a current liability on the consolidated balance sheet. (See Note 3 for further details.)

Operating activities provided $.8 million of cash in the first three months of 2001.

Non-cash expenses recorded during the quarter were $1.2 million vs. $1.1 million for the same period in 2000. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory and amortization of goodwill.

Net accounts receivable and unbilled receivables decreased $2.1 million from December 31, 2000 due to collection of outstanding receivables that were related to various contracts that were behind schedule in 2000, along with the collection within the quarter of the British government solution sale that would have typically been in accounts receivable at the end of the quarter.

Total inventories at March 31, 2001 remained consistent with inventory levels at December 31, 2001. Total manufacturing inventories increased $.1 million from the beginning of the year mainly due to an increase in work in process inventory. Customer service inventories decreased $.1 million due to amortization of inventory.

Net plant and equipment decreased $.1 million from December 31, 2000 mainly due to depreciation expense reported during the quarter.

Software license decreased by $.2 million from December 31, 2000 due to the amortization of the source code licensing agreement.

Goodwill decreased by $.3 million from December 31, 2000 due to amortization recorded for the quarter.

Accounts payable decreased $1.1 million from December 31, 2000 due to the timing of payments.

Other current liabilities decreased by $.2 million from December 31, 2000 due to a decrease in accrued interest expense and payments applied to accrued expenses.

                      SCAN-OPTICS, INC., AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                        ITEM 6(B) - REPORTS ON FORM 8-K

For the Three Months Ended March 31, 2001

No reports on Form 8-K were filed during the first three months of 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCAN-OPTICS, INC.
                                    (Registrant)




Date      May 15, 2001              /ss/
    -------------------------       --------------------------------------------
                                    James C. Mavel
                                    Chairman, Chief Executive Officer,
                                    President and Director



Date      May 15, 2001              /ss/
    -------------------------       --------------------------------------------
                                    Michael J. Villano
                                    Chief Financial Officer,
                                    Vice President and Treasurer