Form 10-Q
period 2001-06-30
SCAN OPTICS INC
filed 2001-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001
                                                    ----------------------------

()Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                  to
                               ----------------    ----------------

Commission File No.                     0-5265
                      ---------------------------------------------------------


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO



The number of shares of common stock, $.02 par value, outstanding as of July 27, 2001 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                           June 30, 2001     December 31, 2000
--------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                  $ 1,614          $    36
  Accounts receivable less allowance of $2,006 at
    June 30, 2001 and $2,926 at December 31, 2000              3,809            8,664
  Unbilled receivables - contracts in progress less
    allowance of $0 at June 30, 2001 and $2,689
      at December 31, 2000                                       972            1,064
  Refundable income taxes                                          4              124
  Inventories                                                  9,115            8,898
  Deferred costs, net of revenues                                172              171
  Prepaid expenses and other                                     286              798
                                                           --------------------------
    Total current assets                                      15,972           19,755


Plant and equipment:
  Equipment                                                   13,618           13,574
  Leasehold improvements                                       5,183            5,183
  Office furniture and fixtures                                1,352            1,362
                                                           --------------------------
                                                              20,153           20,119
  Less allowances for depreciation and amortization           18,433           18,126
                                                           --------------------------
                                                               1,720            1,993

Software license, net                                          1,045            1,463
Goodwill, net                                                  9,901           10,975
Other assets                                                     250              250
                                                           --------------------------

Total Assets                                                 $28,888          $34,436
                                                           ==========================

(thousands, except share data)                        June 30, 2001     December 31, 2000
-----------------------------------------------------------------------------------------
                                                       (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       $  3,968           $  6,066
  Notes payable to bank                                    18,387             18,000
  Salaries and wages                                          805                854
  Taxes other than income taxes                               428                393
  Income taxes                                                                   121
  Customer deposits                                           735              1,212
  Other                                                     1,669              2,942
                                                       -----------------------------
    Total current liabilities                              25,992             29,588

  Other liabilities                                           541                541

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at June 30, 2001
        and December 31, 2000                                 149                149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                           35,654             35,654
  Retained earnings deficit                               (29,789)           (28,185)
  Foreign currency translation adjustments                 (1,013)              (665)
                                                       -----------------------------
                                                            5,001              6,953
  Less cost of common stock in treasury,
    413,500 shares                                          2,646              2,646
                                                       -----------------------------
      Total stockholders' equity                            2,355              4,307
                                                       -----------------------------
  Total Liabilities and Stockholders' Equity             $ 28,888           $ 34,436
                                                       =============================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended                         Six Months Ended
                                                       June 30                                    June 30
(thousands, except share data)                2001                2000                   2001                  2000
----------------------------------------------------------------------------------------------------------------------
Revenues
  Hardware and Software                  $     1,722           $     4,583           $     7,886           $     9,896
  Professional Services                        1,943                 1,778                 3,386                 4,578
  Access Services                              3,326                 3,563                 6,627                 6,552
                                         ---------------------------------           ---------------------------------
    Total revenues                             6,991                 9,924                17,899                21,026

Costs of Revenue
  Hardware and software                        1,545                 3,555                 5,944                 7,061
  Professional services                        1,104                 2,017                 2,300                 4,958
  Access services                              2,689                 3,274                 5,430                 6,013
                                         ---------------------------------           ---------------------------------
    Total costs of revenue                     5,338                 8,846                13,674                18,032

        Gross Margin                           1,653                 1,078                 4,225                 2,994

Operating Expenses
  Sales and marketing                            913                 1,591                 1,895                 3,165
  Research and development                       686                   963                 1,431                 2,075
  General and administrative                     545                 1,113                 1,530                 2,255
  Interest                                       439                   669                   951                 1,063
                                         ---------------------------------           ---------------------------------
    Total operating expenses                   2,583                 4,336                 5,807                 8,558
                                         ---------------------------------           ---------------------------------

Operating loss                                  (930)               (3,258)               (1,582)               (5,564)

Other income (expense), net                       (2)                   20                     8                    64
                                         ---------------------------------           ---------------------------------

Loss before income taxes                        (932)               (3,238)               (1,574)               (5,500)

  Income tax expense                               8                    18                    30                    31
                                         ---------------------------------           ---------------------------------

Net Loss                                 $      (940)          $    (3,256)          $    (1,604)          $    (5,531)
                                         =================================           =================================

Basic loss per share                     $      (.13)          $      (.46)          $      (.23)          $      (.79)
                                         =================================           =================================

Basic weighted-average shares              7,027,712             7,027,861             7,026,972             7,022,267

Diluted loss per share                   $      (.13)          $      (.46)          $      (.23)          $      (.79)
                                         =================================           =================================

Diluted weighted-average shares            7,027,712             7,027,861             7,026,972             7,022,267

Certain 2000 amounts have been reclassified to conform to the current year presentation.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 31
(thousands)                                                          2001               2000
-----------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                        $ (1,604)          $ (5,531)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
    Depreciation                                                       346                454
    Amortization of customer service inventory and
      software license                                               1,265              1,099
    Amortization of goodwill                                           674                642
    Provision for losses on accounts receivable                                           100
    Changes in operating assets and liabilities:
      Accounts receivable                                            4,947              1,664
      Refundable income taxes                                          120              1,742
      Inventories                                                   (1,064)            (1,370)
      Prepaid expenses and other                                       512                (75)
      Accounts payable                                              (2,098)               760
      Accrued salaries and wages                                       (49)              (286)
      Taxes other than income taxes                                     35               (637)
      Income taxes                                                    (121)                74
      Deferred costs, net of revenues                                   (1)               (25)
      Customer deposits                                               (477)               343
      Other                                                         (1,620)                75
                                                                  ---------------------------
    Net cash provided (used) by operating activities                   865               (971)

Investing Activities
  Acquisition related settlement - See  Note 8                         400
  Proceeds from the sale of plant and equipment                                           215
  Purchases of plant and equipment                                     (73)               (82)
                                                                  ---------------------------
    Net cash provided by investing activities                          327                133

Financing Activities
  Proceeds from issuance of common stock                                                   87
  Proceeds from borrowings                                           3,484             13,772
  Principal payments on borrowings                                  (3,098)           (12,983)
                                                                  ---------------------------
    Net cash provided by financing activities                          386                876

Increase in cash and cash equivalents                                1,578                 38

Cash and Cash Equivalents at Beginning of Year                          36                 38
                                                                  ---------------------------
Cash and Cash Equivalents at End of Period                        $  1,614           $     76
                                                                  ===========================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2001

NOTE 1 - Basis of Presentation
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain 2000 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories
------

The components of inventories were as follows:

                                                 June 30          December 31
(thousands)                                     2001                  2000
------------------------------------------------------------------------------
Finished goods                                 $     199            $    196
Work-in-process                                    1,158                 846
Service parts                                      4,338               4,552
Materials and component parts                      3,420               3,304
                                               -----------------------------
                                               $   9,115            $  8,898
                                               =============================


NOTE 3 - Credit Arrangements
------

On June 29, 2001, the Company announced that it had reached an agreement with Patriarch Partners, LLC ("Patriarch") on terms and conditions to complete its debt restructuring.

Under the proposed amendment from Patriarch, the maturity date of the Second Amended and Restated Loan Agreement, dated May 10, 1999 will extend to January 1, 2004. The current $8.5 million term loan will be restructured into a senior term loan of $6.5 million, which will remain at prime plus 2%; and a subordinated term loan of $2 million at a fixed rate of 10%. Monthly principal payments of $5,000 are required as part of the senior term loan. The revolving line of credit will remain at $10 million at an interest rate of prime plus 2%. This amendment will include warrants to purchase Scan-Optics common stock in an amount equal to 12.5% of the common equity on a fully diluted basis with reciprocal put and call rights. The

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2001

warrants will be purchased at a price of $.01 per share. The closing is scheduled to take place on or before September 1, 2001.

The outstanding balance on the term loan at June 30, 2001 and December 31, 2000 was $8.5 million, all of which is classified as a current liability on the consolidated balance sheet due to the waiver of defaults which expires on September 1, 2001 as noted below. Both the line of credit and the term loan bore interest at prime plus 5% through January 30, 2001. This rate was reduced to prime plus 2% in accordance with the amendment as described below. The unused portion of the line is subject to a commitment fee of 3/8% per annum. The available balance on the line of credit was $.1 million and $.5 million at June 30, 2001 and December 31, 2000, respectively. The weighted average interest rate on borrowings during the first six months of 2001 and 2000 was 10.5% and 11.6%, respectively.

Fleet National Bank sold the Agreement to Patriarch on January 4, 2001. The Agreement contains covenants which, among other things, require the maintenance of specified working capital, debt to equity ratios, net income levels, tangible net worth levels and backlog levels. The Company entered into an amendment and waiver agreement with Patriarch on January 31, 2001 which waived defaults on the revolver and term loans through July 1, 2001. This amendment and waiver agreement was extended on June 29, 2001 for a period of sixty days to allow adequate time to document and execute the debt restructuring noted above. The amendment also reduced the interest rate to prime plus 2% effective January 30, 2001. The Company is in compliance with all covenants in effect under the amendment and waiver agreement relating to the line of credit and term loan as of June 30, 2001.

The carrying value of the notes payable to the bank approximates its fair value and is secured by all of the Company's assets.



NOTE 4 - Income Taxes
------

At June 30, 2001, the Company has U.S. federal and state net operating loss carryforwards of approximately $18,000,000 and $19,700,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At June 30, 2001, the Company has approximately $480,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire through 2007. At June 30, 2000, the Company had U.S. federal and state net operating loss carryforwards of approximately $13,400,000 and $16,000,000, respectively. At June 30, 2000, the Company had approximately $490,000, $3,300,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 2001 and 2000 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2001

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                    June 30               December 31
(thousands)                                                          2001                    2000
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                         $       8,499           $       8,556
   Alternative minimum tax credit carryforward                            168                     168
   Depreciation                                                            92                      92
   Charitable contribution carryforward                                    53                      53
   Inventory valuation                                                    558                     553
   Inventory                                                              180                     180
   Accounts receivable reserves                                           888                   2,057
   Goodwill                                                               570                     206
   Vacation accrual                                                       243                     216
   Other                                                                  155                     156
                                                                ---------------------------------------
      Total gross deferred tax assets                                  11,406                  12,237

 Deferred tax liabilities:
   Revenue recognition - milestone and retainer contracts                  (4)
   Depreciation and other                                                (437)                    (449)
                                                                ---------------------------------------
       Total gross deferred tax liabilities                              (441)                    (449)

 Valuation allowance                                                  (10,965)                 (11,788)
                                                                ---------------------------------------
      Net deferred tax asset                                    $         -             $        -
                                                                =======================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2001

NOTE 5 - Earnings Per Share
------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                         2001           2000               2001            2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
    Net loss                                        $       (940)   $     (3,256)      $    (1,604)    $   (5,531)
                                                    =========================== ===================================

Denominator:
    Denominator for basic and diluted
    earnings (loss) per share
    (weighted-average shares)                          7,027,712       7,027,861         7,026,972      7,022,267
                                                    ===============================================================

Basic earnings (loss) per share                     $       (.13)   $       (.46)       $     (.23)    $     (.79)
                                                    ===============================================================

Diluted earnings (loss) per share                   $       (.13)   $       (.46)       $     (.23)    $     (.79)
                                                    ===============================================================

NOTE 6 - Comprehensive Income
------

The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                         2001           2000               2001            2000
-------------------------------------------------------------------------------------------------------------------
Net loss                                            $       (940)   $     (3,256)       $   (1,604)    $   (5,531)
   Foreign currency translation adjustments                   16             (69)             (358)           (97)
                                                    ---------------------------------------------------------------

Comprehensive loss                                  $       (924)   $     (3,325)       $   (1,962)   $    (5,628)
                                                    ===============================================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2001

The components of accumulated comprehensive loss, net of related tax, at June 30, 2001 and December 31, 2000 are as follows:

                                                              June 30           December 31
(thousands)                                                    2001                 2000
--------------------------------------------------------------------------------------------

Foreign currency translation adjustments                  $      (982)          $     (624)
                                                          ---------------------------------
Accumulated comprehensive loss                            $      (982)          $     (624)
                                                          =================================


NOTE 7 - Segment Information
------

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

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                         2001           2000               2001            2000
-------------------------------------------------------------------------------------------------------------------
Revenues
    Solutions and products                          $      3,494   $       5,470       $     10,601    $     12,528
    Access services                                        3,326           4,037              6,627           7,511
    Contract manufacturing services                          171             417                671             987
                                                    ---------------------------------------------------------------
        Total revenues                                     6,991           9,924             17,899          21,026

    Cost of solutions and products                         2,649           5,600              8,244          11,820
    Service expenses                                       2,689           3,247              5,430           6,213
                                                    ---------------------------------------------------------------

         Gross profit margin                               1,653           1,077              4,225           2,993

    Operating expenses
        and other income, net                              2,585           4,315              5,799           8,493
                                                    ---------------------------------------------------------------

Loss before income taxes                            $       (932)  $      (3,238)      $     (1,574)   $     (5,500)
                                                    ===============================================================

Total expenditures for additions
    to long-lived assets                            $         32   $          33       $         73    $         81

NOTE 8 - Recent Developments
------

         On June 19, 2001 the Company reached a settlement with the former owners of Southern Computer Systems (SCS) regarding certain disputes that arose under their original stock purchase agreement executed in June 1998 pursuant to which Scan-Optics acquired 100% of the equity in SCS. As part of the stock purchase agreement, Scan-Optics was required to make certain payments to the former owners of SCS in connection with a consulting and non-compete agreement, some of which remained due. The stock purchase agreement also required the deposit of funds in a representation and warranty general escrow, which funds were to be released to the former owners of SCS on the second anniversary following the date of purchase.

The settlement calls for the release of all claims made by Scan-Optics relating to the former owners' representations and warranties and the release of all claims made by the former owners against Scan-Optics. In exchange for this release, the former owners will forgive $.5 million due under the consulting and non-compete agreements and will make a cash payment from the general escrow account of $.4 million to Scan-Optics. The forgiveness of the $.5 million for the consulting and non-compete retainer is recorded as a reduction in Scan-Optics' general and administrative expense in the second quarter of 2001. The $.4 million payment from the general escrow account is accounted for as an adjustment of the original purchase price through a decrease in goodwill.

Note 9 - New Accounting Pronouncements
------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and 142,"Goodwill and Other Intangibles". Statement No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Statement No. 142 eliminates amortization of goodwill and requires at least an annual assessment for impairment applying a fair value based test. Furthermore, an acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquisrer's intent to do so. The Company is required to adopt Statement No. 142 for fiscal year 2002 and is in the process of determining the impact of these pronouncements on its financial position and results of operations.

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

The Company experienced a net loss of $.9 million in the second quarter of 2001 as compared with a loss of $3.3 million in the second quarter of 2000. The Company experienced a loss in the first six months of 2001 of $1.6 million, which is an improvement over the prior year loss of $5.5 million. Compared to the first six months of 2000, hardware and software revenues decreased $2 million due to the concern over the expiration on July 1, 2001 and potential non-renewal of the bank agreement as well as the general economic environment for goods and services. In the second quarter of 2001 the professional services organization experienced another quarter of profitability improving over the positive results in the first quarter. The gross margin for professional services for the first six months of 2001 was 32% compared to negative margin of 8% in the same period in 2000. This improvement shows continued progress on the transition to becoming a Solutions company.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earning before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. The operating income before interest, taxes, depreciation and amortization (EBITDA) was $.6 million in the second quarter of 2001, as compared to an EBITDA loss of $1.5 million in the second quarter of 2000. EBITDA was $1.7 million in the first six months of 2001, as compared to an EBITDA loss of $2.2 million in same period of 2000.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $1.8 million in the first six months of 2001 as compared to 2000 and decreased $2.7 million during the second quarter of 2001 compared to the second quarter of 2000.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. The Company experienced a revenue increase of $2.6 million or 298% in Europe during the first six months of 2001 from 2000 and remained consistent on a quarter to quarter comparison. The Pacific Rim declined in the first six months by $1.6 million or 74% and increased $.2 million in the second quarter of 2001 as compared to 2000. The economic environment in Latin America has been an impediment to growth where the Company experienced only a slight increase in revenue. The Company plans on the continuation of its international expansion effort in the future.

The third initiative relates to leveraging the Company's core competencies in an effort to offset fixed expense and add revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. During the first six months of 2001 compared to 2000, Access Services revenue increased by $.1 million or 1% and decreased $.2 million or 7% for the quarter. Contract manufacturing revenue decreased by $.3 million or 32% during the first six months of 2001 compared to 2000 and decreased $.2 million or 59% in the second quarter comparison.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. No acquisitions are currently being considered due to management's focus on the operations of the business and the liquidity position of the Company.


Results of Operations for the Three and Six Months Ended June 30, 2001 vs. 2000
-------------------------------------------------------------------------------


Total revenues decreased $3.1 million or 15% from the first six months of 2000 to the first six months of 2001 and decreased $2.9 million or 30% from the second quarter of 2000 to the second quarter of 2001.

Hardware and software revenues decreased $2 million or 20% in the first six months of 2001 compared with the first six months of 2000. Hardware and software revenues decreased $2.9 or 62% in the second quarter of 2001 compared with the second quarter of 2000. Compared to the first six months of 2000, North American sales decreased $3 million or 45% and decreased $3.1 million or 74% during the second quarter of 2001 compared to the second quarter of 2000 due to the concern over the expiration on July 1, 2001 and potential non-renewal of the bank agreement as well as the general economic environment. International sales during the first six months of 2001 increased $1 million or 33% and increased $.2 or 63% during the second quarter of 2001 mainly due to a large integrated solution sale to the British government.

Professional services revenues decreased $1.2 million or 26% in the first six months of 2001 compared with the first six months of 2000 and increased $.2 million or 9% during the second quarter of 2001 compared to the second quarter of 2000, mainly due to the completion of various contracts that were behind schedule during 2000 along with a reduced level of current projects which allowed the Company to achieve expected profitability targets.

Access services revenues remained consistent in the first six months and the second quarter of 2001 as compared with the same periods in 2000.

Cost of hardware and software decreased $1.1 million from the first six months of 2000 compared to the first six months of 2001 and decreased $2 million from the second quarter of 2000 compared to the second quarter of 2001. Cost of hardware and software sales as a percentage of revenue was 75% for the first six months of 2001, compared to 71% in the first six months of the prior year. Cost of hardware and software sales as a percentage of revenue was 90% during the second quarter of 2001, compared to 78% in the second quarter of the prior year. This increase is due to the reduced sales volume and product mix.

Cost of professional services decreased $2.7 million in the first six months of 2001 vs. 2000 and decreased $1 million in the second quarter of 2001 compared to the prior year mainly due to a decrease in contractor expense, salaries and related benefits, travel expense and the Alabama facility closing.

Cost of Access services decreased $.6 million in the first six months of 2001 vs. 2000 and the second quarter of 2001 vs. 2000 due to a decrease in a provision for uncollectable accounts receivable, third party contractor expense, salaries and related benefits and travel expense.

Sales and marketing expenses decreased $1.3 million from the first six months of 2000 and decreased $.7 million from the second quarter of 2000 mainly due to a decrease in salaries and related benefits, travel expense and a provision for uncollectable accounts receivable.

Research and development expenses decreased $.6 million from the first six months of 2000 and decreased $.3 million from the second quarter of 2000 mainly due to a decrease in consulting expense, salaries and related benefits and the Alabama facility closing.

General and administrative expenses decreased $.7 million from the first six months of 2000 and decreased $.6 from the second quarter of 2000 mainly due to the recording of the settlement of the Southern Computer Systems stock purchase agreement which forgave $.5 million due under the consulting and non-compete retainer (See Note 8).

Interest expense decreased $.1 million from the first six months of 2000 and decreased $.2 million from the first quarter of 2000 due to the change in the interest rate. Both the line of credit and term loan carried an interest rate of prime through March 24, 2000 when the rate increased to prime plus 5%. As of January 30, 2001 the interest rate was reduced to prime plus 2%. The weighted average interest rate for the first six months of 2001 was 10.5% compared to 11.6% in 2000.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at June 30, 2001 increased $1.6 million from December 31, 2000 levels.

Total borrowings increased to $18.4 million at June 30, 2001 from $18 million at the end of 2000. The available balance on the line of credit was $.1 million at June 30, 2001. As of June 30, 2001, the Company is in compliance with all of the financial covenants related to its bank debt. On June 29, 2001, the Company announced that it had reached an agreement with Patriarch on terms and conditions to complete its debt restructuring. (See Note 3 for further details.)

The Company entered into an amendment and waiver agreement with Patriarch on January 31, 2001 which waived defaults on the revolver and term loans through July 1, 2001. This amendment and waiver was extended on June 29, 2001 for a period of sixty days to allow adequate time to document the debt restructuring noted above. (See Note 3 for further details.)

Operating activities provided $.9 million of cash in the first six months of 2001.

Non-cash expenses recorded during the first six months of the year were $2.3 million consistent with the same period in 2000. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of software license, amortization of goodwill and provision for losses on accounts receivable.

Net accounts receivable and unbilled receivables at June 30, 2001 decreased $4.9 million from December 31, 2000 due to the collection of outstanding receivables that were related to various contracts that were behind schedule in 2000, along with a lower than expected hardware and software revenue recorded in the second quarter of 2001.

Total inventories at June 30, 2001 increased $.2 million from December 31, 2001. Total manufacturing inventories increased $.5 million from the beginning of the year mainly due to an increase in work in process inventory. Customer service inventories decreased $.3 million mainly due to amortization of inventory.

Net plant and equipment decreased $.3 million from December 31, 2000 mainly due to depreciation expense reported during the first six months of the year.

Software license decreased by $.4 million from December 31, 2000 due to the amortization of the source code licensing agreement.

Goodwill decreased by $1.1 million from December 31, 2000 due to amortization recorded for the first six months of 2001 and a reduction in goodwill of $.4 million related to the settlement of the Southern Computer Systems stock purchase agreement dispute (See Note 8).

Accounts payable decreased $2.1 million from December 31, 2000 due to the timing of payments.

Customer deposits decreased $.5 million from December 31, 2000 due to the completion of various contracts.

Other current liabilities decreased by $1.3 million from December 31, 2000 due to the settlement with the prior owners of Southern Computer Systems that provided a reduction of $.5 million, a decrease in accrued interest expense and payments applied to accrued expenses.

                       SCAN-OPTICS, INC., AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 to the Company's Notes to Consolidated Financial Statements (Unaudited) for the quarter ended June 31, 2001 included herein.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 17, 2001 to elect two directors and to appoint the Company's independent auditors for the year ending December 31, 2001.

         Logan Clarke, Jr. and Richard J. Coburn were elected directors for terms expiring in 2004 by favorable votes of not less than 5,698,239. There were a total of 161,598 abstentions in the vote for Messrs. Clarke and Coburn and no broker nonvotes. The other members of the Board of Directors are E. Bulkeley Griswold, John J. Holton and Robert H. Steele, whose terms expire in 2002, and Lyman C. Hamilton, Jr. and James C. Mavel, whose terms expire in 2003.

         Ernst & Young, LLP were appointed as the Company's independent auditors for the year ending December 31, 2001 by a vote of 5,786,650 in favor, 63,225 against, 9,960 abstentions and no broker nonvotes.


Item 6(a) Exhibits

         Exhibit 10 Executive Severance Agreement dated as of May 22, 2001, by and between the Company and Alan W. Ware.

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                     For the Six Months Ended June 30, 2001


No reports on Form 8-K were filed during the first six months of 2001.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                -----------------
                                  (Registrant)



Date   August 10, 2001           / ss/ James C. Mavel
     --------------------        -----------------------------------------------
                                 James C. Mavel
                                 Chairman, Chief Executive Officer,
                                 President and Director



Date   August 10, 2001           / ss/ Michael J. Villano
     --------------------        -----------------------------------------------
                                 Michael J. Villano
                                 Chief Financial Officer,
                                 Vice President and Treasurer