Form 10-K405
period 2001-12-31
SCAN OPTICS INC
filed 2002-04-01
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from
                               -------------------------------------------------

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

                                                                Common stock,
Securities registered pursuant to Section 12(g) of the Act:    $.02 par value
                                                             -------------------
                                                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (common) held by non-affiliates of the registrant: $2,231,920 as of March 26, 2002.

The number of shares of common stock, $.02 par value, outstanding as of March 26, 2002 was 7,439,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, relating to the 2002 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

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

The Company designs, develops, manufactures and services production image scanning systems and designs, develops and integrates software-based solutions that use state of the art technology for imaging, automated data capture with forms processing, document management, and workflow.

The Company is a leader in applying technology to solve information capture and customer service challenges for government agencies and commercial businesses. For 33 years, the Company has provided innovative solutions to its customers, using advanced technology for forms processing, document management and automated data capture.

The Company was among the first to develop Optical Character Recognition (OCR) technology for data capture and is a leading provider of image scanning systems worldwide. Building on its core competencies of high-speed paper handling, digital image processing, optical character recognition, and data entry, the Company has transitioned to become a provider of data management solutions that focus on the business needs of its customers.

The Company's strategy is to provide a "Total Solution" to specific image, data capture, document management and workflow needs of a specific customer or industry. This allows the Company to position itself as a single source provider.

The Company has three distinct divisions: Solutions and Products, Access Services and Manufacturing Services.

The Company's Solutions and Products Division combines technology and expertise to develop cost-effective solutions for applications in the government, insurance, assessment, commercial voting systems such as proxy ballot and tabulation, financial and order entry markets. The Company's ability to offer customized and integrated system solutions has helped customers all over the world to meet their productivity and profitability objectives.

The Access Services Division of the Company provides third party and proprietary maintenance services nationwide, as well as to the UK and Canada. The division provides hardware maintenance support for equipment related to scanning, imaging and automated data capture, as well as supplying maintenance services for other manufacturers of electro-mechanical equipment.

The Company's Manufacturing Services Division created a contract manufacturing function in 1998 to provide electro-mechanical assembly and test services for third party providers of equipment such as large-format scanners and other electro-mechanical devices.

SOLUTIONS AND PRODUCTS DIVISION

Solutions
The Company's solutions employ high speed document handling, image capture, ink jet printing, character recognition, multi-pocket document sorting, key-entry, image storage and retrieval products, as well as software/hardware integration services, application software development services, and project management services.

Scan-Optics' AccuScore, for the automatic scoring of "bubble" forms, uses electronic image-capture technology in conjunction with patent pending image processing software for performing the scoring with:

     *    No expensive paper or printing required

     *    No  specialized  LED-array  scanner

     *    Flexible, easy-to-use forms definition tool

     *    Extremely high accuracy rates

     *    Greater flexibility in forms design

Scan-Optics' AddressBuilder, automatically reads customer names and addresses from incoming documents and prepares the data for the customer's database, using patented technology. AddressBuilder automatically corrects OCR ("optical character recognition") rejects, OCR substitutions, and erroneous data from original documents - without operator intervention.

Scan-Optics' DocWise, provides a secure digital information archive. DocWise can store virtually any type of electronic file: E-mail, computer documents (Microsoft Excel and Word), digital photos, faxes, XML files and ERM reports. DocWise provides security with Windows NT security with seven levels of access rights built in. DocWise has the capacity to import and index thousands of documents per hour in standard Tiff format.

Scan-Optics' ImageEMC++, developed as a result of the Company's experience with many of the nation's leading health insurance and other claim payment companies, is a comprehensive business solution designed to efficiently process the paper forms and other documents these organizations receive. It minimizes the time and labor involved with processing single and multi-part health claims, enrollments, and other forms, as well as correspondence, re-pricing sheets and other general documents.

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

Scan-Optics' PayWise, is a turnkey solution designed to increase the efficiency of an Accounts Payable department by integrating image processing of the supplier invoice to a company's Accounts Payable system.

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


Products
In June 1992, the Company introduced the Series 9000 scanner. The Series 9000 integrates character recognition, image capture, and paper handling technology into a high-speed scanner. During 1993, the Company introduced several options for this scanner. These options permit character recognition and image processing on the "reverse side" of documents, a special small document stacker module, and the ability to recognize several industry standard bar-codes. With the announcement of the 9000M (at 220ppm) in 2000 and the 9000mm (at 100ppm) in 2001, the Company continues to lead in the high volume document processing systems market. The 9000M and the 9000mm feature modular design, advanced digital camera technology, and black and white or grayscale output. Both models are based on Windows NT operating environment, and can process intermixed forms of varying sizes and weights, and both are available as simplex or duplex, with an integrated image quality monitor, acoustic double-detect feeder, and recognition rates up to 10,000 characters per second.

In July 1996, the Company introduced a high-speed neural-network based handprint recognition system for use in the Series 9000 scanner. The In-Line Neural Classifier operates at speeds of up to 7,500 characters per second while achieving a 50% reject rate reduction and 10% substitution rate reduction over the previous handprint recognition engine. The classifier is based on a special neural network algorithm that is resistant to over-training making it an ideal candidate for character recognition systems.

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

In 1999, the Company announced a document management tool with Internet access, DocWise, which was acquired through a licensing agreement with Bluebird Systems. DocWise provides an environment where users can capture, index, secure, store, access, distribute, and use the information contained in documents simply and efficiently. The Docwise product set was enhanced through the addition of dwWEB and dwINDEX. The dwWEB software product provides access to stored images via the World Wide Web and the dwINDEX provides an off-line indexing application for higher volume forms processing.

The Company added a new scanner series to its line in 1999, the Vision Series 8000, due to the acquisition of product rights and certain assets of Photomatrix Corporation. The Vision Series 8000 is targeted at the mid-range requirements for scanning. Rated at 100 ppm to 200 ppm, the Series 8000 scanner family converts large volumes of documents into compressed electronic images.

In 2000,  Gray Scale  Optical Mark Read  (GSOMR) was released, which is a patent
pending  product  with   capabilities  to  more  accurately  detect  mark  sense
information for processing such forms as test scoring and balloting.

SONAR (Scan-Optics Neural Auxiliary Recognition) is a software product released in 2001. SONAR incorporates the Company's patented Context Edit product and ICR recognition technology for lower volume forms/data capture applications. Applications such as address changes are ideally suited for SONAR.

In 2002, the Company intends to continue its aggressive program of research and development of enhancements with additional options and capabilities for its existing products as well as the development of new products that take advantage of the Company's core competencies.

Core Competencies

Key product disciplines utilize integration skills and experience that leverage the core competencies of the Company to provide broad solution alternatives. These core competencies include:

Document Scanning
Image Enhancement Algorithms and Image Quality
Character Recognition (OCR, ICR, Barcode, Mark Sense, OMR, etc.)
Key-From-Image and Key-From-Paper Data Entry
Document Management, Workflow and Access
Line of Business Domain Knowledge
Professional Services (Design, Development, Installation and Support) Value Added Engineering Services and Solutions

Document Scanning

The Company has addressed the high-speed, high-volume, page/document-processing marketplace since its inception. During 1992, the Company introduced the Series 9000 generation of scanners. This was followed in 1998 with the 9000T. In 2000, the Company announced the 9000M. These systems provide full-page document scanning, including options for front and back imaging, OCR reading, serialization, and sorting of documents in a single pass, black and white and/or Grayscale output as standard components, Windows NT platform, resolutions from 200 to 400 dpi, and in-line recognition speeds up to 10,000 characters per second. In 1999, the Company added the Vision Series 8000 scanner to its line. The Series 8000 scanner rated at 100 ppm to 200 ppm, converts large volumes of documents into compressed electronic images. In 2001, the Company released the 9000mm, a 100 page per minute scanner based upon the 9000M product.

Image Enhancement Algorithms and Image Quality
Image enhancement starts at the scanner capture system. Various embedded algorithms are utilized to ensure a quality image is taken the first time. These algorithms include code for straightening a page, removing black "noise", adjusting the contrast, and trimming the image to the exact size of the document. The Company provides the fastest page capture and image system on the market today. This processing is carried forward into the Company's OCR, Key-From-Image and image storage and retrieval systems. Management believes that the Company's image quality is among the best in the industry. Electronic image processing and storage systems have rapidly overtaken the use of microfilm and the Company is on the leading edge of this technology with its hardware and application software solutions.

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

With the introduction of the Series 9000 system, the Company expanded this recognition to include barcode, patch code, special educational test scoring analysis, and special stamp recognition. In addition to these recognition processes, the Company integrated and developed neural recognition technologies that support both in-line and post capture recognition. The Company's character recognition technology was enhanced in 1999 with its patented Context Edit capability that brings a new level of data purification to the integrated solutions.

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

Document Management, Workflow and Access
In 1999, the Company introduced DocWise which extends the value of the digitized documents to workflow, storage and retrieval functions. This enables the use of image technology to research source documents in a customer service environment.

Line of Business Domain Knowledge
The Company provides solutions that are proven, cost-effective, and production-ready. The Company has the domain knowledge to provide total solutions in the following industries: government, insurance, transportation, financial and order entry. That domain knowledge is utilized in the product suite of applications; ImageEMC++, ORDERexpress(TM), PROOFexpress(TM) and TAXexpress(TM).

Professional Services
In order to provide a total solution to the customer, the Company has provided a consultative approach to integrate solutions with proven Professional Services core competencies in the following areas:

 Application Expertise     Industry Standards         Open Systems
 Archival / Retrieval      Installation               Paper Handling
 Custom Engineering        Microfilming               Project Management
 Development Tools         Networking                 Systems Engineering
 Forms Design              Neural Technology          System Integration
 Imaging                   OCR Technology             Training

The Company has provided software solutions to its customers since 1968. Utilizing both Company developed products and third party products, the Professional Services group provides turnkey solutions to address the customer's mission critical applications. The Company's scanners and assorted network system products provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in government, insurance, assessment, transportation, financial, and order entry markets.

These targeted solutions are provided through professional services offered by the Company. The Company also provides individual, custom software services as requested by the customer. In this way, the Company can either provide the entire package of software support or simply provide those services that the customer desires.

Value Added Engineering Services and Solutions
The Company has been supplying engineering services and solutions to meet customer needs since introducing its first fully integrated solution in 1976. The solutions include scanning, recognition, Key-From-Image, data entry, archival storage and retrieval, and communications. During 1993, the Company was selected to develop a prototype system to process medical claims for a healthcare agency in Japan. This system was designed with 36 stacker pockets for sorting forms; expanded paper handling capabilities for light-weight, flimsy forms; high resolution image cameras to permit recognition of complex Japanese kanji characters; and software forms recognition for up to 20,000 different document formats.

The Company has been involved in special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstakes contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. Similar techniques have been used to provide quality and fraud control application for the indicia from postal meters. In addition to stamp processing, the Company has been engaged in recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second. Test scoring and balloting includes Optical Mark Read (OMR) and image presentment of text pages to knowledge workers for value added analysis and grading.

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

The Company's customers include government, healthcare organizations, test scoring, transportation, subscription and catalog fulfillment companies, financial institutions and manufacturers in the U.S., Canada, Latin America, Europe and Asia. The Company maintains high standards of teamwork and customer satisfaction.


MANUFACTURING SERVICES DIVISION

The contract manufacturing services function, within the Manufacturing Services Division, provides electro-mechanical assembly and test services under contracts with customers who develop and sell a variety of equipment.

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


SIGNIFICANT CUSTOMERS

In 2001, no customers accounted for more than 10% of total revenue. In 2000, the Company derived 13% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. In 1999, the Company derived 11% of its total revenue from one customer, the Kentucky Revenue Cabinet, a state government taxing authority.


CHANNELS OF DISTRIBUTION

The Company sells directly to end-users and distributors. It also pools resources with selected system integration firms and specialized niche suppliers. The cooperative effort with system integrators and other vendors has introduced the Scan-Optics logo to new markets both domestically and internationally.


BACKLOG

The backlog for the Company's products and services as of December 31, 2001 was approximately $22.5 million. As of December 31, 2000, the backlog was approximately $15.3 million. The backlog consists of equipment, software and services to be sold and non-cancelable rentals and maintenance due on existing rental and maintenance contracts over the next year. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of software customization required.

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

The Company has not experienced significant shortages of any components or subassemblies. Alternate sources for such components and subassemblies have been developed. Certain sole source items have been evaluated and the Company has determined that a minor engineering effort would be required to qualify a replacement. During 2001, the Company experienced delays in the shipment of components and subassemblies arising from the Company's lack of liquidity.


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

A large portion of the revenue generated by the Access Services Division is from post installation hardware and software services on integrated systems installed by the Company's Solutions and Products Division. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The remaining revenue is generated by the field repair of electro-mechanical devices manufactured by Original Equipment Manufacturers, primarily of scanner products, that do not have their own field staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality and its 32 years of experience in providing scanner repair.

Contract Manufacturing, a function of the Manufacturing Services Division, provides electro-mechanical assembly and test services under contracts with customers who develop and sell a variety of equipment. The primary competition for this business is the customers themselves who can decide to manufacture the products instead of outsourcing them. Competition from other contract manufacturers is minimal due to the Company's expertise in the electo-mechanical field as well as the flexibility to handle various order requirements.

ISO 9001 CERTIFICATION

On November 12, 1999, the Company received ISO 9001-1994 certification for its product development and manufacturing divisions. The scope of the certification is for the design and production of scanning equipment and contract manufacturing of electronic equipment.

In 2000, the Company took the first step in expanding its quality program by bringing the Access Service Division into compliance. The Company also performed internal audits to test for compliance in the sales, design, manufacturing and service areas to continue to improve the quality management system. The registering body performed four surveillance audits on the Company's product development and manufacturing divisions, all of which were successful.

In 2001, the Company maintained its quality systems and prepared for the transition to ISO 9001:2000. The Company expects to achieve ISO 9001:2000 compliance by May 2002.


PATENTS

The Company currently has nine United States patents in force which expire between 2003 and 2021. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and makes all efforts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC. for use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports. In 2000, the engineering organization filed for a patent for gray scale OMR used in test scoring applications and a patent for an ultrasonic overlapping document detection system for our scanners. In 2001, the Company received the patent for the ultrasonic-based system.


EMPLOYEES

As of December 31, 2001 the Company employed 221 persons, including 23 with administrative and support responsibilities, 19 in marketing and sales, 122 in software and service activities, 20 in engineering and 37 in manufacturing capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.


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

During 2000 and 2001, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $200,000 and $110,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.

BUSINESS SEGMENTS

The Company views its business in three distinct operating segments: solutions and products, Access Services and contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.

                                                                   Year Ended December 31
(thousands)                                             2001                2000             1999
--------------------------------------------------------------------------------------------------------

Revenues
  Solutions and products                               $16,667           $ 23,295           $ 36,841
  Access services                                       13,193             12,669             14,083
  Contract manufacturing services                          880              2,338              1,068
                                                      --------           --------           --------
    Total revenues                                      30,740             38,302             51,992

Cost of solutions and products                          13,298             22,806             28,816
Service expenses                                        11,200             11,287             11,657
                                                      --------           --------           --------

    Gross profit margin                                  6,242              4,209             11,519

  Operating expenses, net                               12,522             21,918             19,934
                                                      --------           --------           --------
Loss before income taxes                              $ (6,280)          $(17,709)          $ (8,415)
                                                      ========           ========           ========

Total assets                                          $ 25,279           $ 34,436           $ 55,186

Total  expenditures  for  additions to
long-lived assets                                     $    121           $    109           $    596

Certain 2000 and 1999 amounts have been reclassified to conform to the current year presentation.

Note: In 2001, no customers accounted for more than 10% of total revenue. In 2000, the Company derived 13% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan. In 1999, the Company derived 11% of its total revenue from one customer, the Kentucky Revenue Cabinet, a state government taxing authority.

Sales of product to customers in the international market represent an important source of the Company's revenues. The Company has international distributors located in 46 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)                                        2001                  2000                 1999
----------------------------------------------------------------------------------------------------------
Latin America                                    $   152    3%       $     152    2%       $    77     2%
Europe                                             3,706   73%           1,667   22%         1,982    41%
Pacific Rim                                        1,220   24%           5,881   76%         2,743    57%
                                                 ---------------------------------------------------------
                                                 $ 5,078             $   7,700             $ 4,802
                                                 =========================================================

Export sales represented 45%, 43%, and 20% of hardware and software revenues for the three years ended December 31, 2001, 2000, and 1999, respectively.


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


ITEM 3 - LEGAL PROCEEDINGS

There are two lawsuits currently pending against the Company. The lawsuits are both in reaction to lawsuits filed by the Company against the plaintiffs. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against both lawsuits and the resolution of these matters will not have a material adverse effect on the Company's financial position or annual operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 2001 to a vote of the stockholders.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.

                                                                                             Officer
Name                                Age         Principal Occupation:                          Since
-------------------------------------------------------------------------------------------------------
James C. Mavel                      56          Chairman, Chief Executive Officer
                                                and President                                  1996

Joseph P. Crouch                    39          Vice President -
                                                Manufacturing Services Division                1999

Marianna C. Emanuelson              40          Vice President -
                                                Human Resources                                1997

Richard C. Goyette                  50          Vice President -
                                                Sales and Marketing                            1996

Richard D. Harris                   41          Corporate Secretary                            2001

Joel K. Howser                      54          Vice President -
                                                Software Development                           1998

Clarence W. Rife                    62          Vice President -
                                                Access Services Division and
                                                Hardware Engineering                           1975

Michael J. Villano                  42          Chief Financial Officer, Vice
                                                President and Treasurer                        1992

Alan W. Ware                        63          Vice President -
                                                Project and System Integration                 2000



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

Mr. Goyette joined the Company in March 1996 as Vice President - Sales and Marketing. Prior to joining the Company, from 1993 through 1995, Mr. Goyette was Vice President of the Imaging Systems Division of Unisys. From 1992 to 1993, he was Vice President of the Software Products Group of Unisys. From 1990 to 1992 he was Vice President of Corporate Information Productivity Systems of Unisys. He is currently Vice President - Sales and Marketing.

Mr. Harris joined the law firm of Day, Berry and Howard LLP in 1990 and became a partner in 1998. He was elected to the position of Corporate Secretary in January 2001.

Mr. Howser joined the Company in February 1997 as Vice President - Marketing. In December of 1997, Mr. Howser assumed the responsibility of Vice President - Product Development. Prior to joining the Company, from 1989 through 1996, he was director of development for Unisys in its image program. Mr. Howser had twenty years of experience in transaction processing and OCR/image development prior to joining Unisys. He is currently Vice President - Software Development.

Mr. Rife has been employed by the Company since 1969 and was elected to the position of Vice President in 1975. He is currently Vice President - Access Services Division and Hardware Engineering.

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

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. Effective November 10, 2000 the Company was notified by The NASDAQ Stock Market, Inc. that its common stock would begin listing on the Over the Counter Bulletin Board. This action was taken because of the inability to maintain the $1 per share bid price requirement for continued listing on the NASDAQ Stock Market. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 929 stockholders of record at December 31, 2001.


Quarter Ended          March 31                 June 30                  September 30             December 31
                  High         Low          High          Low          High         Low         High        Low
---------------------------------------------------------------------------------------------------------------
2001             $ .33        $ .14        $ .35        $.21           $ .93       $.27        $.35       $.20
2000             $4.75        $1.56        $1.97        $.44           $1.19       $.53        $.84       $.13



The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future and the Company's loan agreement does not allow dividend payments. The Company issued mandatory redeemable preferred stock and common stock warrants to its lender in a private transaction in exchange for the forgivenes of indeptedness in the Company's total debt restructuring. (See Note F to the consolidated financial statements for further information.)

ITEM 6 - SELECTED FINANCIAL DATA


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)                   2001               2000               1999               1998              1997
   --------------------------------------------------------------------------------------------------------------------------------
  Total Revenues                             $    30,740        $    38,302        $    51,992        $    53,971       $    56,608
                                           ========================================================================================

  Income (loss) before income taxes               (6,280)           (17,709)            (8,415)             3,234             5,691

  Income taxes (benefit)                              33                 61               (240)             1,105               (99)
                                           ----------------------------------------------------------------------------------------

  Net Income (Loss)                          $    (6,313)       $   (17,770)       $    (8,175)       $     2,129       $     5,790
                                           ========================================================================================


  Basic earnings (loss) per share            $      (.90)       $     (2.53)       $     (1.17)       $      0.31       $      0.87


  Basic weighted-average shares                7,026,232          7,025,064          6,979,651          6,921,331         6,632,248


  Diluted earnings (loss) per share          $      (.90)       $     (2.53)       $     (1.17)       $      0.30       $      0.82


  Diluted weighted-average shares              7,026,232          7,025,064          6,979,651          7,102,658         7,070,013



  SELECTED BALANCE SHEET DATA

  Total assets                               $    25,279        $    34,436        $    55,186        $    52,992       $    38,707
  Working capital (deficit)                  $     3,886        $    (9,833)       $     4,727        $    15,107       $    24,643
  Long term obligation                       $    10,392
  Mandatory redeemable preferred stock       $     3,800
  Total stockholders' equity                 $       360        $     4,307        $    22,081        $    30,246       $    27,733


The Company has not paid any dividends for the five year period ended December 31, 2001.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company recently completed a total debt restructuring (see Note F to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2001 of approximately $12 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company experienced a net loss of $6.3 million in 2001, including $.6 million of one time charges associated with the accrual of severance costs and a stay bonus for senior executive management. The operating loss, without the one time charges, was $5.7 million. The loss was mainly due to the reduction in revenue related to the concern over the expiration on July 1, 2001 and potential non-renewal of the bank agreement as well as the general economic environment for goods and services. Even with this negative impact, the decline in revenue was offset by a reduction of costs of revenue and operating expenses over the same period due to the efficiency and productivity of the organization. Furthermore, the professional services sector of the solutions division experienced four consecutive quarters of profitability during 2001. The gross margin for professional services for 2001 was 38% compared to negative margin of 8% for the same period in 2000. This improvement shows continued progress on the transition to a solutions company.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earning before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. EBITDA was $.4 million in 2001, as compared to an EBITDA loss of $10.7 million in 2000.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, to seek opportunities through expansion in the international marketplace, and to capitalize on existing core competencies of the Company. A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives may have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, commercial balloting, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $7.2 million from 2000 to 2001 due to the general economic conditions and other matters as discussed earlier.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. The Company experienced a revenue increase of $2 million or 122% in Europe from 2000 to 2001. The Pacific Rim declined by $4.7 million or 79% in 2001 as compared to 2000. The economic environment in Latin America has been an impediment to growth, and revenue from Latin America was flat in comparison with the prior year at $.2 million.

The third initiative relates to leveraging the Company's core competencies in an effort to absorb fixed expenses and increase revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. Access Services revenue increased by $.5 million or 4% from 2000 to 2001. Contract manufacturing revenue decreased by $1.5 million or 62% from 2000 to 2001 due to the completion of a contract with a major customer and product release delays from new customers.

The Company has put on hold its initiative of long term growth through accretive acquisitions of key strategic products or enterprises. No acquisitions are currently being considered due to management's focus on the operations of the business and the liquidity position of the Company.

RESULTS OF OPERATIONS - 2001 VS. 2000

Total revenues decreased $7.6 million or 20% from 2000 to 2001.

Hardware and software revenue decreased $6.9 million or 38% from the prior year. North American sales decreased $4.3 million or 41% due mainly to the concern over the expiration on July 1, 2001 and potential non-renewal of the bank agreement as well as the general economic environment for goods and services. Total international sales decreased $2.6 million or 34% from 2000. International sales in the Pacific Rim decreased 79% or $4.6 million due to the significant reduction of spare parts orders and scanner systems sold to Japan's National Ministry of Health. Sales to Europe increased $2 million or 122% due to a large integrated solution sale to the British government, Latin American sales remained consistent with the prior year mainly due to the continued decline in economic conditions in the Latin American countries.

Professional services revenue decreased $1.2 million or 16% from 2000 to 2001 mainly due to the completion of various contracts during 2001 that were not completed during 2000 and the slowdown in orders as noted above.

Access services revenue increased $.5 million or 4% from 2000 to 2001 due mainly to an increase in new third party maintenance contracts and the increased retention of existing customers using Scan-Optics manufactured equipment.

Cost of hardware and software revenue decreased $5.4 million or 36% from 2000. Cost of hardware and software revenue as a percentage of revenue was 83% in 2001, as compared to 81% in 2000. This decrease is mainly due to the decline in hardware and software revenue.

Cost of professional services revenue decreased $4.2 million or 51% in 2001 compared to the prior year mainly due to a decrease in contractor expense, salaries and related benefits and travel expense. Cost of professional services revenue as a percentage of revenue was 62% in 2001, as compared to 108% in 2000.

Cost of Access services revenue remained consistent from 2000 to 2001. Cost of Access services revenue as a percentage of revenue was 85% in 2001, as compared to 89% in 2000.

Sales and marketing expenses decreased $2 million or 34% from 2000 mainly due to a decrease in salaries, commissions and related benefits, travel expense and a provision for uncollectable accounts receivable.

Research and development expenses decreased $.8 million or 21% from 2000 mainly due to a decrease in consulting expense and salaries and related benefits.

General and administrative expenses decreased $6 million or 60% from 2000 mainly due to the accounts receivable allowance recorded during the fourth quarter of 2000 for various accounts that were determined to be uncollectable which was not required in 2001 and the recording of the settlement of the Southern Computer Systems stock purchase agreement which forgave $.5 million due under the consulting and non-compete retainer (See Note C).

Interest expense decreased $.6 million from 2000 due mainly to a change in the interest rate on the Company's indebtedness. Both the line of credit and term loan carried an interest rate of prime through March 24, 2000 when the rate increased to prime plus 5%. As of January 30, 2001 the interest rate was reduced to prime plus 2%. The weighted average interest rate was 9.8% in 2001 compared to 13.2% in 2000.


RESULTS OF OPERATIONS - 2000 VS. 1999

Total revenues decreased $13.7 million or 26% from 1999 to 2000.

Hardware and software revenue decreased $5.7 million or 24% from the prior year. North American sales decreased $8.6 million or 45% due mainly to the focus of the sales organization on improving customer satisfaction and helping manage deliverables related to the professional services implementations underway from the third and fourth quarters of 1999. Product sales were also impacted in the last three quarters of 2000 as orders were received but shipments were delayed due to the lack of cash liquidity. Total international sales increased $2.9 million or 60% from 1999. International sales in the Pacific Rim increased 114% or $3.1 million due to a substantial spare parts sale in support of the systems installed at the National Ministry of Health as well as eight new system sales for prefecture based claims processing. Sales to Europe decreased $.3 million or 16%, Latin American sales remained consistent with the prior year mainly due to the continued decline in economic conditions in the Latin American countries.

Professional services revenue decreased $6.6 million or 47% from 1999 to 2000 due to the Company's focus on the completion of projects from the third and fourth quarters of 1999 as well as a cautious approach to accepting new business until the past issues relating to professional services deliverables were addressed and mitigated.

Access services revenue decreased $1.4 million or 10% from 1999 to 2000 due mainly to year 2000 non compliant systems removed from maintenance and either replaced with new systems that carried warranty periods and lower maintenance revenues or not replaced at all.

Cost of hardware and software revenue decreased $1.4 million from 1999 to 2000. Cost of hardware and software revenue as a percentage of hardware and software revenue increased from 67% in 1999 to 81% in 2000. The percentage increase is due mainly to a $2.3 million reduction in software product revenue from 1999 to 2000 which carries a significantly higher gross margin than hardware revenue.

Cost of professional services revenue decreased $4.6 million or 36% from 1999 to 2000 due mainly to the Company completing the majority of the projects that were in process from the end of 1999 and a reduction in the number and total value of new projects that were initiated during the year.

Cost of Access services revenue decreased $.4 million or 3% due to a reduction in revenues and continued management of the field workforce in relation to the installed base of customers.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1.6 million from 2000 to 2001.

At December 31, 2001, the Company had $11.9 million in outstanding borrowings, with $1.5 million classified as current, against its $12.8 million available borrowings. The Company anticipates meeting its current and long-term obligations through the funds generated from operations. The average borrowing level for 2001 was $18.3 million compared to $18.1 million for 2000. The increase in borrowing level is directly related to the loss the Company reported in 2000.

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch Partners, LLC. ("Patriarch") that contains a forgiveness of a portion of the term debt, additional borrowing capability in the short term and reduced interest expense due to reduced debt levels. In exchange for the forgiveness of debt, the Company issued shares of preferred stock and warrants to purchase common stock. The debt agreement expires on December 31, 2004. The Company believes that the restructuring will allow execution of the Company's business plans for the foreseeable future. The loan agreement contains covenants which, among other things, require the maintenance of minimum earnings before interest and taxes, depreciation and amortization, capital expenditure spending limits, accounts receivable write-offs and backlog levels. (See Note F.) The Company's ability to achieve the required financial covenants is premised upon the attainment of 2002 planned revenue objectives and continued planned cost containment. The Company began the year 2002 with a backlog in excess of $22 million or 68% of its 2002 revenue plan and believes that it will be able to achieve its 2002 revenue and cost containment objectives.

The Company's achievement of its 2002 revenue forecast is dependent upon sales of the Company's software and solutions products and services. The Company continues to focus on achieving strong software and solutions revenues in 2002 by, among other things, adding six experienced software and solution sales people over the last several months. The market the Company addresses has experienced a slow down due to general economic conditions and recent world events; however, the Company continues to believe that there is sound financial justification within the user community for acquiring the products and services it provides, which should generate ongoing sales. There are also signs over the last few months indicating general improvement in the domestic economy, which has materialized in increased customer and prospect activity. The Company believes that its strong backlog position as of the beginning of 2002, combined with the additions to the sales force and a continued improvement in the economy within its market will lead to the achievement of its business plan and covenant compliance. However, there can be no assurance that the Company will achieve its revenue objectives and covenant compliance. (See Note A.)

The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity.

Contractual Obligations                                    Payments Due by Period
----------------------------------------------------------------------------------------------------------------
(thousands)                                              Less than 1    1- 3 Years   4 - 5 Years  After 5 years
                                              Total         year
----------------------------------------------------------------------------------------------------------------
Long term debt                                 $ 10,392                    $ 10,392
Operating leases                                  3,099        $  822         1,492        $  488        $  297
                                          ----------------------------------------------------------------------
Total contractual cash obligations
                                               $ 13,491        $  822      $ 11,884        $  488        $  297
                                          ----------------------------------------------------------------------

Operating activities provided $.9 million of cash in 2001 compared to a use of cash of $.7 million in 2000. The non-cash expenses in 2001 were $5.1 million compared to $11.2 million in 2000. The non-cash items relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service inventory and software license, amortization of goodwill, provisions for losses on accounts receivable, provisions for inventory obsolescence and deferred taxes. Other components of operating activities are discussed below.

Net accounts receivable and unbilled receivables decreased $6.5 million from December 31, 2000. There are two main factors associated with the net decrease in accounts receivables. The first factor is the collection of older solution accounts receivable whose collections were delayed due to the professional service issues encountered in prior years. The second factor is the reduction in total revenue from 2000 levels.

Total  inventories  decreased  $.4  million  from  2000  levels.   Manufacturing
inventories increased $.2 million during the year due to an increase in work-in-process inventory of $.7 million and a decrease in materials and component parts of $.5 million, mainly due to the Company's increase in production schedule for the first quarter of 2002. The manufacturing inventory increase was offset by a decrease in customer service inventory of $.6 million which was mainly attributable to the reduced level of purchases of new inventory and amortization of spare parts inventory.

Net plant and equipment decreased $.6 million in 2001. This decrease is mainly due to depreciation.

Software license decreased by $.8 million due to amortization of the source code license recorded during the year.

Goodwill decreased by $1.7 million in 2001 due to amortization of $1.3 million and a $.4 million adjustment to goodwill resulting from the settlement of disputes with the former owners of Southern Computer Systems (SCS) that arose under the June 1998 stock purchase agreement pursuant to which Scan-Optics acquired 100% of the equity in SCS. The transaction was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $8.8 million is being amortized over a twenty-year period. The acquisition of the maintenance division of Access Corporation, which also occurred in June of 1998, was accounted for as a purchase and the excess cost over fair value of the net assets acquired of $3.5 million is being amortized over a five-year period. The acquisition of the scanner and maintenance division of Photomatrix Corp. was accounted for as a purchase and the excess cost over the fair value of the net assets acquired of $1.6 million is being amortized over an average period of twelve and one-half years.

Other assets decreased by $.1 million mainly due to the expiration of the non-compete agreements with the former principals of SCS.

Accounts payable decreased $2.6 million from December 31, 2000 due to the control of expenses and the timing of payments.

Notes payable to bank decreased $6.1 million related to the total debt restructuring effective December 31, 2001. (See Note F.)

Salaries and wages increased $.5 million from 2000 mainly due to the accrual of a stay bonus for senior management and the severance accrual for headcount reductions.

Other current liabilities decreased $.3 million due to the reduction in professional service consulting and other accruals.

Other long term liabilities increased $.2 million mainly due to the deferral of lease payments due to Patriarch as part of the total debt restructuring. (See Note F.)

Mandatory reedemable preferred stock of $3.8 million was issued by the Company as part of the total debt restructuring. (See Note F.)

Capital in excess of par increased by $2.7 million due the common stock warrants issued by the Company as part of the total debt restructuring. (See Note F.)

Foreign currency translation adjustments increased $.3 million due to changes in exchange rates on assets and liabilities deployed in the Company's two active subsidiaries in the United Kingdom and Canada.


OTHER MATTERS

New Accounting Standards

Refer to Note B of the Notes to Consolidated Financial Statements in Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and consolidated financial position.

Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of the financial statements because their application places the most significant demands on management's judgement, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs.

Allowance for doubtful accounts: The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company has knowledge of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial slow-down in recent payment history) or contract disputes, a specific reserve for uncollectable amounts will be recorded. For all other customers, the Company records a reserve for bad debts based on the age of the receivable balance. If circumstances change (i.e., higher than expected defaults, unexpected material adverse change in a significant customer's ability to meet its financial obligations to the Company or contract disputes), estimates of the collectability of amounts due could be reduced by a material amount.

Revenue recognition - percentage of completion: The Company recognizes revenue and profit on professional services engagements using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, the provision for such loss is recorded in that period. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. The estimated loss is calculated and adjusted each period. If estimates change, the professional services revenue, cost of revenue and gross margins will be impacted.


Inventories - slow moving and obsolete: The Company performs an annual review of excess and obsolete manufacturing inventories to determine if the inventory reserve recorded on the balance sheet is adequate to cover the value of parts deemed excess or obsolete. The review is based upon current inventory levels, expected product sales over the next twelve to twenty four months and Access Services requirements for spare parts. Should the Company not achieve expected product sales or if Access Services parts requirements should change, future losses may occur through the requirement of additional reserves for excess and obsolete inventory.


Impairment of long-lived assets: The Company records impairment losses on goodwill and on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than net book value. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives. If the business plans the Company utilized to calculate the undiscounted cash flows are not achieved, a potential impairment could exist and a write-down of the net book value of goodwill could be required.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company recently completed a total debt restructuring (see Note F for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2001 of approximately $12 million by $.1 million.

The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars.

Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and to Note A of the Notes to Consolidated Financial Statements.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Scan-Optics, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred operating losses for the past three years. Effective December 31, 2001, the Company restructured its loan agreements with its lender. These agreements contain certain financial covenants with which the Company must comply. Failure to meet these conditions raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Hartford, Connecticut
February 22, 2002

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                      December 31
(thousands, except share data)                                            2001                              2000
------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                       $             1,662               $                36
  Accounts receivable less allowance of $1,936 in
    2001 and $2,926 in 2000                                                     2,252                             8,664
  Unbilled receivables - contracts in progress less
    allowance of $2,689 in 2000                                                   945                             1,064
  Refundable income taxes                                                                                           124
  Inventories                                                                   8,543                             8,898
  Deferred costs, net of revenues                                                 179                               171
  Prepaid expenses and other                                                      325                               798
                                                                --------------------------------------------------------
    Total current assets                                                       13,906                            19,755


Plant and Equipment:
  Equipment                                                                    13,340                            13,574
  Leasehold improvements                                                        5,232                             5,183
  Office furniture and fixtures                                                 1,338                             1,362
                                                                --------------------------------------------------------
                                                                               19,910                            20,119
  Less allowances for depreciation and amortization                            18,530                            18,126
                                                                --------------------------------------------------------
                                                                                1,380                             1,993

Software license, net of accumulated amortization
  of $1,773 in 2001 and  $937 in 2000                                             627                             1,463
Goodwill, net of accumulated amortization of $4,462 in 2001
  and $3,136 in 2000                                                            9,249                            10,975
Other assets                                                                      117                               250
                                                                --------------------------------------------------------

Total Assets                                                      $            25,279               $            34,436
                                                                ========================================================




                                                                                      December 31
(thousands, except share data)                                            2001                              2000
------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                $            3,462                $            6,066
  Notes payable to bank                                                        1,500                            18,000
  Salaries and wages                                                           1,380                               854
  Taxes other than income taxes                                                  524                               393
  Income taxes                                                                     5                               121
  Customer deposits                                                              507                             1,212
  Other                                                                        2,642                             2,942
                                                                --------------------------------------------------------
    Total current liabilities                                                 10,020                            29,588

Note payable to bank                                                          10,392
Other liabilities                                                                707                               541

Mandatory redeemable preferred stock, par value $.02
    per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                                         3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share, authorized
    1,200,000 shares; none issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares; issued 7,439,732
      shares in 2001 and 2000                                                    149                               149
  Common stock Class A Convertible, par
      value $.02 per share, authorized 3,000,000
        shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                                              38,354                            35,654
  Retained-earnings deficit                                                  (34,498)                          (28,185)
  Accumulated other comprehensive loss                                          (999)                             (665)
                                                                --------------------------------------------------------
                                                                               3,006                             6,953
  Less cost of common stock in treasury,
    413,500 shares                                                             2,646                             2,646
                                                                --------------------------------------------------------
      Total stockholders' equity                                                 360                             4,307
                                                                --------------------------------------------------------
  Total Liabilities and Stockholders' Equity                      $           25,279                $           34,436
                                                                ========================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31
(thousands, except share data)                                               2001               2000                  1999
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Hardware and software                                         $          11,195   $         18,099    $           23,813
  Professional services                                                     6,352              7,534                14,096
  Access services                                                          13,193             12,669                14,083
                                                              -------------------------------------------------------------
    Total revenues                                                         30,740             38,302                51,992

Costs of Revenue
  Hardware and software                                                     9,331             14,685                16,056
  Professional services                                                     3,967              8,121                12,760
  Access services                                                          11,200             11,287                11,657
                                                              -------------------------------------------------------------
    Total costs of revenues                                                24,498             34,093                40,473

      Gross Margin                                                          6,242              4,209                11,519

Operating Expenses
  Sales and marketing expenses                                              3,914              5,909                 7,980
  Research and development expenses                                         2,936              3,720                 5,688
  General and administrative expenses                                       3,899              9,867                 4,950
  Interest expense                                                          1,788              2,393                 1,276
                                                              -------------------------------------------------------------
    Total costs and expenses                                               12,537             21,889                19,894
                                                              -------------------------------------------------------------

Operating loss                                                             (6,295)          (17,680)               (8,375)

Other income (loss), net                                                       15               (29)                  (40)
                                                              -------------------------------------------------------------

Loss before income taxes                                                   (6,280)         (17,709)                (8,415)

  Income tax expense (benefit)                                                 33                 61                 (240)
                                                              -------------------------------------------------------------

Net Loss                                                        $          (6,313)  $       (17,770)    $          (8,175)
                                                              =============================================================

Basic loss per share                                            $            (.90)  $         (2.53)    $           (1.17)
                                                              =============================================================

Basic weighted-average shares                                           7,026,232          7,025,064             6,979,651

Diluted loss per share                                          $            (.90)  $          (2.53)   $           (1.17)
                                                              =============================================================

Diluted weighted-average shares                                         7,026,232          7,025,064             6,979,651

See accompanying notes.


                                                 SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF
                                                        STOCKHOLDERS' EQUITY



                                                                                            Accumulated
                                        Common Stock          Capital in        Retained-      Other
                                     -------------------      Excess of         Earnings    Comprehensive  Treasury
 (thousands, except share data)       Shares     Amount       Par Value          Deficit        Loss         Stock         Total
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance January 1, 1999             7,370,482   $  147       $  35,501         $ (2,240)     $ (516)      $ (2,646)     $ 30,246

   Issuance of common stock upon
     exercise of stock options          25,750        1              67                                                        68
   Net loss                                                                       (8,175)                                  (8,175)
   Currency translation adjustments                                                              (58)                         (58)
                                                                                                                          ---------
   Comprehensive loss                                                                                                      (8,233)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1999           7,396,232      148          35,568          (10,415)       (574)        (2,646)       22,081
   Issuance of common stock upon
     exercise of stock options          43,500        1              86                                                        87
   Net loss                                                                      (17,770)                                 (17,770)
   Currency translation adjustments                                                              (91)                         (91)
                                                                                                                          ---------
   Comprehensive loss                                                                                                     (17,861)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 2000           7,439,732      149          35,654          (28,185)       (665)        (2,646)        4,307
   Issuance of common stock warrants                              2,700                                                     2,700
   Net loss                                                                       (6,313)                                  (6,313)
   Currency translation adjustments                                                             (334)                        (334)
                                                                                                                          ---------
   Comprehensive loss                                                                                                      (6,647)
 ----------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 2001           7,439,732   $  149       $  38,354         $(34,498)     $ (999)      $ (2,646)     $    360

 ==================================================================================================================================

                                                       See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
(thousands)                                                      2001          2000          1999
------------------------------------------------------------------------------------------------------
 Operating Activities
   Net loss                                                   $ (6,313)     $(17,770)     $ (8,175)
   Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
     Depreciation                                                  677           887         1,115
     Amortization of customer service inventory and
        software license                                         2,886         2,400         1,912
     Amortization of goodwill                                    1,326         1,308         1,251
     Provision for losses on accounts receivable                               5,505            94
     Provision for inventory obsolescence                          178         1,064           229
     Deferred taxes                                                                            697
     Changes in operating assets and liabilities:
       Accounts receivable                                       6,531         8,503          (586)
       Refundable income taxes                                     124         1,158        (1,282)
       Recoverable income taxes                                                  740          (740)
       Inventories                                              (1,873)       (1,578)          450
       Prepaid expenses and other                                  473           178           112
       Software license                                                         (174)       (2,225)
       Accounts payable                                         (2,604)       (2,013)        1,790
       Accrued salaries and wages                                  526          (946)         (424)
       Taxes other than income taxes                               131          (717)          419
       Income taxes                                               (116)          121           (35)
       Deferred costs, net of revenues                              (8)          359           (28)
       Customer deposits                                          (705)         (141)        1,254
       Other                                                      (330)          371           699
                                                           ----------------------------------------
     Net cash provided (used) by operating activities              903          (745)       (3,473)

 Investing Activities
   Business acquisitions, net of cash acquired                                              (2,111)
   Acquisition related settlement                                  400
   Proceeds from the sale of plant and equipment                                 215
   Purchases of plant and equipment, net                           (64)         (122)         (575)
                                                           ----------------------------------------
     Net cash provided (used) by investing activities              336            93        (2,686)

 Financing Activities
   Proceeds from issuance of common stock                                         87            68
   Proceeds from borrowings                                      3,485        25,686        51,941
   Principal payments on borrowings                             (3,098)      (25,123)      (46,028)
                                                           ----------------------------------------
     Net cash provided by financing activities                     387           650         5,981

 Increase (decrease) in cash and cash equivalents                1,626            (2)         (178)
 Cash and Cash Equivalents at Beginning of Year                     36            38           216
                                                           ----------------------------------------
 Cash and Cash Equivalents at End of Year                     $  1,662      $     36      $     38
                                                           ========================================

 Supplemental Cash Flow Information
 Interest paid                                                $  1,579      $  2,301      $  1,229
                                                           ========================================
 Income taxes paid                                            $     61      $      8      $  1,183
                                                           ========================================


 See accompanying notes

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

The Company combines technology, experience and expertise to develop cost-effective solutions for applications that include government, insurance, assessment, transportation, financial and order entry. The Company's systems, software and services are marketed worldwide to commercial and government organizations either directly by the Company's sales organization or through distributors. The Company also markets with system integrators and specialized niche suppliers. The Company's business is vulnerable to a number of factors beyond its control. These include (1) the effect of a weakening in the domestic and international economies which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies which may provide alternative solutions, and (5) the stability of sole source suppliers.

Management's Plan: The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $6.3 million in 2001 and has incurred losses for the prior two years. Effective December 31, 2001, the Company restructured its loan agreements with its lender, which is expected to improve the Company's liquidity as no principal payments are required until maturity on December 31, 2004, except for excess cash flow recapture. As discussed in Note F to the consolidated financial statements, the agreements contain certain financial covenants which, among other things, require the Company to achieve quarterly planned earnings before interest, taxes, depreciation and amortization ("EBITDA") levels during 2002. The Company's ability to achieve the required EBITDA levels is dependent upon the attainment of 2002 planned revenue levels and continued planned cost containment each quarter. If the financial covenants are not met during 2002 and a waiver from the lender is not obtained, all outstanding debt could become due and payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

With respect to attainment of its revenue plan for 2002, the Company began the year with a backlog of $22.5 million towards its 2002 revenue plan and has increased its sales force with experienced software/solutions sales people over the last several months to assist in increasing solution revenues during 2002. Management is also committed to continuing its cost containment efforts. The Company believes that its cost containment efforts, strong backlog position, combined with the additions to the sales force and a continued improvement in the economy within its targeted markets, will lead to the achievement of its business plan and covenant compliance.

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

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, Earnings Per Share. For 2001, 2000 and 1999, the computation of diluted earnings (loss) per share was antidilutive, therefore, the amounts reported for basic and diluted earnings
(loss) per share were the same.

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

Reclassifications: Certain 2000 and 1999 amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and 142,"Goodwill and Other Intangibles". Statement No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Statement No. 142 eliminates amortization of goodwill and requires at least an annual assessment for impairment applying a fair value based test. Furthermore, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is required to adopt Statement No. 142 for fiscal year 2002 and management does not believe there will be any financial impact associated with the adoption. The Company incurred $1.3 million of amortization expense related to goodwill during 2001.


NOTE C- Acquisition Activities

During June 1999, the Company completed the acquisition of the product rights and certain assets of the Photomatrix Imaging Corporation's subsidiary of Photomatrix, Inc. for $2.1 million in cash. The Company acquired accounts receivable net of reserves of $1 million, manufacturing and customer service inventory net of reserves of $1.2 million and other assets of $.1 million. The Company also assumed liabilities for accounts payable of $.8 million, deferred revenue of $.5 million, salary and benefits accruals of $.2 million and acquisition related expenses of $.3 million. The acquisition was accounted for as a purchase and the operations are included in the consolidated statement of operations from the date of acquisition. The Company reported goodwill related to the transaction of $1.6 million, which is amortized over an average period of twelve and one-half years. Subsequent to the acquisition date adjustments of $.6 million have been made to decrease goodwill to $1 million.

On June 19, 2001 the Company reached a settlement with the former owners of Southern Computer Systems (SCS) regarding certain disputes that arose under their original stock purchase agreement executed in June 1998 pursuant to which Scan-Optics acquired 100% of the equity in SCS. As part of the stock purchase agreement, Scan-Optics was required to make certain payments to the former owners of SCS in connection with a consulting and non-compete agreement. The stock purchase agreement also required the deposit of funds in a representation and warranty general escrow, which funds were to be released to the former owners of SCS on the second anniversary following the date of purchase. The settlement provided for the release of all claims made by Scan-Optics relating to the former owners' representations and warranties and the release of all claims made by the former owners against Scan-Optics. In exchange for this release, the former owners forgave $.5 million due under the consulting and non-compete agreements and made a cash payment from the general escrow account of $.4 million to Scan-Optics. The forgiveness of the $.5 million for the consulting and non-compete retainer was recorded as a reduction in Scan-Optics' general and administrative expense in the second quarter of 2001. The $.4 million payment from the general escrow account was accounted for as an adjustment of the original purchase price through a decrease in goodwill.

The Company prepared a detailed analysis in accordance with FASB 121, at December 31, 2001. Based upon the undiscounted cash flow analysis of the three individual business segments, no impairment of goodwill in any of the Company's business segments exists at December 31, 2001.

The Company determines the amount of goodwill and the amortization period based upon a review of the acquired business and its earnings potential.


NOTE D - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Amounts billed under contracts in progress and included in accounts receivable were $.1 million and $1.3 million at December 31, 2001 and 2000, respectively. Unbilled amounts in accounts receivable were $.9 million and $1 million at December 31, 2001 and 2000, respectively and are recoverable from the customer upon completion of the phase or milestone.


NOTE E- INVENTORIES

The components of inventories were as follows:
                                               December 31
(thousands)                                 2001             2000
-----------------------------------------------------------------
Finished goods                        $      199       $      196
Work-in-process                            1,604              846
Service parts                              3,941            4,552
Materials and component parts              2,799            3,304
                                       --------------------------
                                        $  8,543          $ 8,898
                                        =========================


NOTE F - CREDIT ARRANGEMENTS

On May 10, 1999, the Company amended its credit agreement (the "Agreement") with a bank to extend the maturity date to May 10, 2002 and to reduce the line from $13 million to $10 million. The unused portion of the line is subject to a commitment fee of 3/8% per annum.

Additionally, on May 10, 1999, a five-year term loan in the amount of $10 million was established to better match the cash expenditures for acquisitions with the cash flow that results from the acquired businesses. The outstanding balance on the term loan at December 31, 2000 was $8.5 million, all of which is classified as a current liability on the consolidated balance sheet. Both the line of credit and the term loan bore interest at prime through March 24, 2000, at which point the rate increased to prime plus 5%.

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

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch Partners, LLC. ("Patriarch"). The restructuring includes the following terms:

     o The maturity date of the Company's Loan Agreement with Patriarch is extended through December 31, 2004.

     o Patriarch's commitment under the Company's existing revolving line of credit was increased from $10 million to $10.75 million until June 30, 2002, at which point the commitment amount will return to $10 million. All revolving loans continue to accrue interest at a rate of prime plus 2%.

     o The Company's existing term loan was reduced from $8.5 million to $2 million and continues to accrue interest at a rate of prime plus 2%. No principal payments are required on the term loan until maturity on December 31, 2004. The agreement contains a provision that allows for the quarterly recapture of fifty percent of the excess cash flow to be applied to the term loan, based upon the calculation of consolidated cash flow minus the aggregate amount of consolidated financial obligations.

     o The Company issued to Patriarch, shares of preferred stock and warrants to purchase common stock in exchange for forgiveness of the remaining $6.5 million balance of the term loan.

     o The warrants represent the right to purchase up to 4,975,000 shares of common stock of the Company, or approximately 33% of the currently outstanding shares, plus shares reserved for stock options. The Company may repurchase the warrants once the term loan and revolving loan are paid off, if the Company also redeems the preferred stock. The repurchase price of the warrants is $2.7 million plus accrued interest calculated at prime plus 2%. In addition, if the warrants are repurchased in 2002, 10% of the Company's common stock will transfer to Patriarch. This amount increases to 15% in 2003 and 30% in 2004. The warrants are not exercisable until after December 31, 2004, except upon certain events of default. The exercise price of the warrants is $.02 per share. The warrants are accounted for as an equity instrument through an increase to additional paid in capital.

     o The mandatory redeemable preferred stock ("preferred stock") is subject to redemption for $3.8 million plus interest at prime plus 2% on December 31, 2004. The preferred stock is non-voting except upon exercise of the warrants. The preferred stock is accounted as a quasi equity instrument found on the balance sheet between other liabilities and stockholders' equity.

     o All monthly lease payments owed to Patriarch have been deferred and become due on December 31, 2004. The lease obligation that accrues on a monthly basis will be added to the term loan.

     o The Agreement contains covenants which, among other things, require the maintenance of minimum earnings before interest, taxes, depreciation and amortization, capital expenditure spending limits, accounts receivable write-offs and backlog levels.

As a result of the debt restructuring the term loan as of December 31, 2001 was reduced by $6.5 million and warrants to purchase common stock of $2.7 million were recorded as paid in capital and preferred stock of $3.8 million was recorded, accordingly, no gain resulted from the transaction.



At December 31, 2001, the Company had $11.9 million in outstanding borrowings. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the December 31, 2001 outstanding balance through fiscal year 2002. The available balance on the outstanding borrowings was $.9 million and $.5 million at December 31, 2001 and December 31, 2000, respectively. The weighted average interest rate on borrowings during 2001 and 2000 was 9.8% and 13.2%, respectively.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.


NOTE G- CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. As of December 31, 2001, the Company issued 3,800,000 shares of mandatory redeemable preferred stock. These shares do not contain voting rights until the warrants issued to Patriarch are exercised.

At December 31, 2001, the Company had reserved 2,357,955 shares of common stock for the issuance or exercise of stock options. The Company has also reserved 4,975,000 shares of common stock, as part of the total debt restructuring, for the exercise of warrants.(See Note F)

Class A Convertible stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A Convertible stock were converted to common stock. No shares were outstanding at December 31, 2001 and 2000.


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

The Company has six stock option plans for key employees and board members. Options granted under the plans are for a period of ten years and at prices not less than 85% of the fair market value of the shares at date of grant. Options for employees are not exercisable for one year following the date of grant and then are exercisable in such installments during the period prior to expiration, as the Stock Option and Executive Compensation Committee shall determine. Options for senior management that were granted on December 31, 2001 as part of the total debt restructuring are not exercisable until six months after the grant thereof. Options for Directors are also not exercisable until six months after the grant thereof. Options may be exercised from time to time, in part or as a whole, on a cumulative basis as determined by the Stock Option and Executive Compensation Committee under all stock option plans.


The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 2001:

                                                        Number of          Option Price
                                                         Shares              Per Share
------------------------------------------------------------------------------------------
Outstanding January 1, 1999 (531,420 exercisable)         688,433        $1.50  to  $9.19
  Granted                                                 140,000         3.25  to   3.50
  Exercised                                               (25,750)        2.00  to   3.25
  Canceled                                                (47,700)        2.00  to   9.19
                                                        ---------------------------------
Outstanding December 31, 1999 (560,457 exercisable)       754,983         1.50  to   9.19

2000 Activity
  Granted                                                 561,700          .31  to   1.06
  Surrendered                                             (42,500)        6.38  to   9.19
  Exercised                                               (43,500)        2.00  to   2.00
  Canceled                                               (108,550)        1.06  to   5.75
                                                       ----------------------------------
Outstanding December 31, 2000 (545,245 exercisable)     1,122,133          .31  to   9.19

2001 Activity
  Granted                                               1,145,000          .24  to    .25
  Canceled                                                (69,050)         .31  to   3.69
                                                        ---------------------------------
Outstanding December 31, 2001 (782,261 exercisable)     2,198,033         $.24  to  $9.19
                                                        ==================================


At December 31, 2001 there were 159,872 options available for grant of which 90,000 were reserved for the Directors.

The weighted-average fair value of options granted was $.24, $.46 and $3.45 during 2001, 2000, and 1999, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2001 was 8 years.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility of 1.24 to 1.50.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.


For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is 36 months for key employees and 6 months for the Board of Directors. Options for senior management that were granted on December 31, 2001 as part of the total debt restructuring are exercisable six months after the date of grant. The Company's pro forma information follows:

                                                                  December 31
(thousands, except per share amounts)                  2001            2000          1999
------------------------------------------------------------------------------------------
  Net loss, as reported                             $  (6,313)     $  (17,770)     $(8,175)
  Stock option expense                                   (134)            (51)        (693)
                                                ------------------------------------------
  Pro forma net loss                                $  (6,447)     $  (17,821)     $(8,868)
                                                ==========================================

  Basic and diluted loss per share, as reported     $    (.90)     $    (2.53)     $ (1.17)
  Stock option expense                                   (.02)           (.01)        (.10)
                                                -------------------------------------------
  Pro forma basic and diluted loss per share        $    (.92)     $    (2.54)     $ (1.27)
                                                ==========================================


NOTE I - RESEARCH AND DEVELOPMENT AGREEMENTS

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

During 2000 and 2001, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $200,000 and $110,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE J - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. Starting in 1997, the Company contributed an amount equal to 50% of the first 6% contributed by the participant and in 2001, the employer match was increased to 67% of the first 6%. The Company's contributions to this plan were $254,000, $306,000 and $374,000, in 2001, 2000 and 1999, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. The Company did not allocate any additional shares to the Plan in 2001, 2000 or 1999. At
December 31, 1998, all shares had been allocated. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 2001, 2000 and 1999.


NOTE K - INCOME TAXES

At December 31, 2001, the Company has U.S. federal and state operating loss carryforwards of approximately $25,140,000 and $27,630,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2021. At December 31, 2001, the Company has approximately $400,000, $3,500,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which begin to expire in 2007. For financial reporting purposes, a valuation allowance has been recorded for 2001 and 2000 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Loss before income taxes is set forth in the following tabulation:

                                         Year Ended December 31
(thousands)                         2001             2000            1999
---------------------------------------------------------------------------
Domestic                     $  (6,270)         $(17,436)          $(7,806)
Foreign                            (10)             (273)             (609)
                             ----------------------------------------------
Loss before income taxes     $  (6,280)         $(17,709)          $(8,415)
                             ==============================================

Income taxes (benefit) are summarized as follows:
                                              Year Ended December 31
(thousands)                              2001             2000            1999
------------------------------------------------------------------------------
Current (benefit):
  Federal                                                              $  (956)
  State                             $       28        $      49             26
  Foreign                                    5               12             (7)
                                    ------------------------------------------
Total current (benefit)             $       33        $      61        $  (937)
                                    ------------------------------------------
Deferred (benefit):
  Federal                                                                  620
  State                                                                     77
                                    ------------------------------------------
Total deferred (benefit)                                               $   697
                                    ------------------------------------------

                                    $       33        $      61        $ (240)
                                    ==========================================

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                          December 31
(thousands)                                          2001           2000
---------------------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward                 $8,557           $ 8,556
   Alternative minimum tax credit carryforward        168               168
   Depreciation                                        92                92
   Charitable contribution carryforward                37                53
   Inventory valuation                                586               553
   Inventory                                          328               180
   Accounts receivable reserves                       669             2,057
   Goodwill                                           604               206
   Vacation accrual                                   209               216
   Other                                              157               156
                                                 --------------------------
      Total gross deferred tax assets              11,407            12,237

Deferred tax liabilities:
Depreciation and other                               (359)             (449)
                                                 ---------------------------
      Total gross deferred tax liabilities           (359)             (449)

Valuation allowance                               (11,048)          (11,788)
                                                  --------------------------
      Net deferred tax asset                     $     --           $    --
                                                 ===========================

A reconciliation of the statutory tax rate to the effective rate is as follows:

                                                   Year Ended December 31
                                                2001      2000        1999
---------------------------------------------------------------------------
Statutory federal income tax rate               (34)%      (34)%      (34)%
  State income taxes, net of federal benefit   .44          .3          1
  Adjustments to prior year taxes                                      (3)
  Foreign income taxes                                      .1          2
  Net operating loss carryforward               34          34         33
  Other                                        .09                     (2)
                                               -----------------------------
Effective tax rate                             .53%         .4%        (3)%
                                               =============================


NOTE L - LEASE COMMITMENTS

The Company's principal lease commitment is for its corporate office and manufacturing facility in Manchester, Connecticut. The Manchester lease expires on December 31, 2006. Minimum rental payments for all noncancelable leases, which are operating leases with terms equal to or in excess of one year as of December 31, 2001, are as follows:
                                                Minimum Rental
(thousands)                                         Payments
--------------------------------------------------------------

           2002                                     $   822
           2003                                         657
           2004                                         412
           2005                                         423
           2006                                         438
           Thereafter                                   347
                                                    -------

           Total minimum lease payments             $ 3,099
                                                    =======

Rental expense for the years ended December 31, 2001, 2000, and 1999 was $718,000, $1,114,000, and $1,062,000, respectively.


NOTE M - CONTINGENCIES

There are two lawsuits currently pending against the Company. Both lawsuits are in reaction to lawsuits filed by the Company against the plaintiffs. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against these lawsuits and the resolution of these matters will not have a material adverse effect on the Company's financial position or annual operating results.

NOTE N - SEGMENT INFORMATION

Business segment data and geographic area data for the years ended 2001, 2000 and 1999 as included in Item 1 of this report are an integral part of these financial statements.


NOTE O - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an in-house acceptance test that is certified by the customer. Revenues recorded during 2001, 2000, and 1999 included bill and hold transactions of $.1 million, $1.7 million and $5.6 million, respectively. Accounts receivable included bill and hold receivables of $.1 million and $.4 million at December 31, 2001 and 2000, respectively.


NOTE P - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 December 31
(thousands, except share data)                       2001           2000           1999
----------------------------------------------------------------------------------------------
Numerator:
      Net Loss                                      $ (6,313)       $(17,770)     $  (8,175)
                                                ==============================================


Denominator:
      Denominator for basic and diluted
      loss per share (weighted-average              7,026,232      7,025,064       6,979,651
      shares)
                                                ==============================================

Basic loss per share                                  $  (.90)      $  (2.53)      $  (1.17)
                                                ==============================================

Diluted loss per share                                $  (.90)      $  (2.53)      $  (1.17)
                                                ==============================================

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

(thousands, except per share amounts)            March          June       September         December
-----------------------------------------------------------------------------------------------------

2001
Revenues                                       $ 10,908      $  6,991      $  5,586          $  7,255
Cost of product sales and service expenses        8,336         5,338         4,547             6,277
Net loss                                           (664)         (940)       (1,809)           (2,900)
Basic loss per share                               (.09)         (.13)         (.26)             (.41)
Diluted loss per share                         $   (.09)     $   (.13)     $   (.26)         $   (.41)

2000
Revenues                                       $ 11,102      $  9,924      $ 10,015          $  7,261
Cost of product sales and service expenses        9,186         8,847         7,719             8,341
Net loss                                         (2,275)       (3,256)       (1,781)          (10,458)
Basic loss per share                               (.32)         (.46)         (.25)            (1.49)
Diluted loss per share                         $   (.32)     $   (.46)     $   (.25)         $  (1.49)


Fourth quarter 2001 net loss of $2.9 million includes charges to expense of $1.5 million or $.21 per share. The major components of these charges include $.4 million of inventory reserves related to obsolete parts, $.2 million of additional amortization of Access Services parts inventory, $.2 million of accrued severance costs, $.3 million of accrued lease expense and $.4 million of a management stay bonus.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.





                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 2002 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 2002 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included under the captions "Security Ownership of Certain Beneficial Owners" and "Share Ownership of Management" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 2002 and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 6, 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

         (1)     Report of Independent Auditors

                 Consolidated Balance Sheets at December 31, 2001 and 2000

                 Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

                 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                 Notes to Consolidated Financial Statements - December 31, 2001

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

         *+10.16 Executive severance agreement between Alan W. Ware and Scan-Optics, Inc. dated May 22, 2001, is filed as Exhibit
                  10.16 in the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2001.

         *10.17 Certificate of Designations, Preferences, Rights and Restrictions for Series A Redeemable Preferred Stock dated December 31, 2001, is filed as Exhibit 3.3 in the Company's Registration statement on Form S-8 (no. 333-83598), filed on March 1, 2002.

         10.18 Warrant to Purchase Shares of Common Stock of Scan-Optics, Inc. dated December 31, 2001, is filed as Exhibit 10.18 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

         10.19 Fourth Amendment Agreement dated as of December 31, 2001 between ARK CLO 2000-1, Limited and Scan-Optics, Inc. and prior loan agreements, is filed as Exhibit 10.19 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

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


                 (b)       Reports on Form 8-K

                           No report on Form 8-K was filed for the quarter ended December 31, 2001.

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

                                SCAN-OPTICS, INC.
                                Registrant
                                By:          /ss/
                                    ----------------------------------------
                                James C. Mavel
                                Chairman, Chief Executive Officer and
                                President
                                Date:        March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     /ss/
---------------------
James C. Mavel            Chairman, Chief Executive Officer and President
                          (Principal Executive Officer)
                          Date:         March 27, 2002
     /ss/
---------------------
Michael J. Villano        Chief Financial Officer, Vice President and
                          Treasurer
                          (Principal Financial and Accounting Officer)
                          Date:         March 27, 2002

     /ss/
---------------------
Logan Clarke, Jr.         Director      March 27, 2002

     /ss/
---------------------
Richard J. Coburn         Director      March 27, 2002

     /ss/
---------------------
E. Bulkeley Griswold      Director      March 27, 2002

     /ss/
---------------------
Lyman C. Hamilton, Jr.    Director      March 27, 2002

     /ss/
---------------------
John J. Holton            Director      March 27, 2002

     /ss/
---------------------
Robert H. Steele          Director      March 27, 2002

A majority of the Directors


                                                                                                       SCHEDULE II



                                                     SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                     VALUATION AND QUALIFYING ACCOUNTS
                                             THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                (thousands)

                  COLUMN A                       COLUMN B                 COLUMN C                     COLUMN D     COLUMN E
                                                                         Additions
                                                              ---------------------------------
                                                Balance at      Charged to       Charged to                        Balance at
                                                Beginning        Costs and         Other                             End of
              Description                       Of Period        Expenses         Accounts            Deductions     Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001                   $   5,615        $      93                             $3,772(1)       $ 1,936
      Reserve for doubtful accounts
          (billed and unbilled)

Year ended December 31, 2000:                  $     308        $   5,505       $    13  (2)          $  211(1)       $ 5,615
      Reserve for doubtful accounts
          (billed and unbilled)

Year ended December 31, 1999:                  $     206         $     94       $    56  (2)          $  48 (1)       $   308
      Reserve for doubtful accounts

(1) Uncollectible accounts written off, net of recoveries.
(2) Represents reclassifications from other accounts.

The required information regarding the valuation allowance for deferred tax assets is included in Note K.