Form 10-K/A
period 2001-12-31
SCAN OPTICS INC
filed 2002-04-30
CIK 87086

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from            to
                                        ----------    ---------

Commission File Number 0-5265

                                SCAN-OPTICS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            06-0851857
-------------------------------                          ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification Number)

169 Progress Drive, Manchester, Connecticut                    06040
-------------------------------------------                 -----------
         (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    (860) 645-7878
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.02 par value
----------------------------------------------------
(Title of Class)

Indicate by an (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes   X       No
                                                        -----        -----

Indicate by an (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ("229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock (common) held by non-affiliates of the Registrant was $2,231,290 as of March 26, 2002.

The number of shares of common stock, $.02 par value, outstanding as of March 26, 2002 was 7,439,732.


--------------------------------------------------------------------------------

         Scan-Optics, Inc. (the "Company") hereby amends its Annual Report on Form 10-K to add the following information called for by Items 10, 11, 12 and 13 of Form 10-K.

                            DIRECTORS OF THE COMPANY


Class I Directors whose present terms expire in 2002:

     Mr. E. Bulkeley Griswold, age 63, is Managing General Partner of L&L Capital Partners, LLC, a corporate finance partnership. Mr. Griswold is also a director of NLC Insurance Companies, the New York Mercantile Exchange and a number of other privately held companies. He has been a Director since 1989.

     Mr. John J. Holton, age 69, is Chairman of Yojna, Inc., a software development and marketing company specializing in distribution of check images to support financial institution applications, which position he has held since 1996. He had previously served as a Vice President of Unisys Corporation. During his long career with Unisys (which resulted from the merger of Burroughs and Sperry Corps.) he had key assignments as President of Burroughs K.K. JAPAN, VP and General Manager of American Pacific Division and Strategic Account Management. Mr. Holton has been a Director since 1998.

     Mr. Robert H. Steele, age 63, is Vice Chairman of the John Ryan Company, a banking services company, which position he has held since 1998. He had previously held the positions of Executive Vice President during 1997 and Senior Vice President from 1992 to 1997. He was President of RHS Consulting from 1990 to 1991 and from 1985 to 1990 was Chairman and CEO of Dollar Dry Dock Bank. Mr. Steele is also Chairman of Moore Medical Corp., and a Director of NLC Insurance Companies, Accent Color Sciences, Inc., SmartServ Online, Inc. and the New York Mercantile Exchange. He has been a Director since 1978.


Class III Directors whose present terms expire in 2003:

     Mr. Lyman C. Hamilton, Jr., age 75, is an investment manager and was formerly Chief Executive Officer and President of InterDigital Communications Corp., a specialized communications company, from 1993 to 1994. He had served as Chairman and Chief Executive Officer of Alpine PolyVision, Inc., a flat panel display manufacturer, from 1991 to 1993 and of Imperial Corporation of America, a financial services organization, from 1989 to 1990 and as Chairman and President of Tamco Enterprises, Inc., an investment company, from 1980 to 1989. He had previously served in various positions during a 17 year association at ITT Corporation including President during 1977 and Chief Executive Officer from 1978 to 1979. Mr. Hamilton is also a Director of Videonet, Inc. He has been a Director since 1985.

     Mr. James C. Mavel, age 56, joined the Company on January 2, 1996 as President and Chief Operating Officer. On December 31, 1996, Mr. Mavel was promoted to Chief Executive Officer. On May 15, 1997, Mr. Mavel was promoted to Chairman of the Board of Directors. From 1991 to 1995 Mr. Mavel was Vice President and General Manager of the Imaging Systems Division of Unisys. He has been a Director since 1996.


Class II Directors whose present terms continue until 2004:

     Mr. Logan Clarke, Jr., age 74, is an independent management consultant. He had previously served as Interim Executive Director of Southeast Area Technology Center, a business incubator and revolving loan fund from 1995 to 1996, independent management consultant from 1991 to 1995, acting President of Hartford College for Women from 1990 to 1991 and as Executive Vice President of Society for Savings, a savings bank, from 1986 to 1990. He has been a Director since 1981.

     Mr. Richard J. Coburn, age 70, is Manager of Sentry Tec LLC, a developer of smart camera equipment for law enforcement. From 1993 to October, 2001, Mr. Coburn served in senior officer positions with Accent Color Sciences, Inc., a manufacturer of color printing systems. Previously he served as President of KCR Technology, Inc., a manufacturer of high speed printers, from 1983 to 1991. Except for a short period in 1980, he has been a Director since 1968.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information with respect to each person known to the Company to have beneficial ownership of more than 5% of the Company's outstanding voting stock as of April 30, 2002. In preparing the following table, the Company relied on the information filed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, or information supplied to the Company by such person or the representative of such person. Each person listed on the following page has sole voting and investment powers as to the shares the person beneficially owns, except as otherwise indicated.


                                                                       Number
                                                                     of Shares
       Name and Address                     Title of                 Beneficially           Percent
       of Beneficial Owner                 Class Owned                  Owned              of Class
       -------------------                 -----------                  -----              --------

Edwin W. Schloss                          Common Stock              502,400 (1)              6.8%
350 Park Avenue
9th Floor
New York, NY  10022

Walter J. Schloss                         Common Stock              486,400 (2)              6.5%
350 Park Avenue
9th Floor
New York, NY  10022

Walter & Edwin Schloss                    Common Stock              472,400 (3)              6.4%
Associates, L.P.
350 Park Avenue
9th Floor
New York, NY  10022

__________
(1) Edwin W. Schloss has sole voting and dispositive powers with respect to the 30,000 shares of Common Stock which he individually owns. In addition, by reason of his position as one of the general partners of Schloss Management Company ("SMC") which is the general partner of Walter & Edwin Schloss Associates, L.P. ("Associates") (listed in the above table), Edwin W. Schloss may be deemed to have shared voting and dispositive powers with respect to the 472,400 shares of Common Stock owned by Associates, thereby increasing his beneficial ownership of the Common Stock to 502,400 shares, or 6.8% of the Common Stock outstanding.

(2) Walter J. Schloss has sole voting and dispositive powers with respect to the 14,000 shares of Common Stock which he individually owns. In addition, by reason of his position as one of the general partners of SMC which is the general partner of Associates (listed in the above table), Walter J. Schloss may be deemed to have shared voting and dispositive powers with respect to the 472,400 shares of Common Stock owned by Associates, thereby increasing his beneficial ownership of the Common Stock to 486,400 shares, or 6.5% of the Common Stock outstanding. In addition, Walter J. Schloss from time to time possesses certain indicia of investment discretion over 10,000 shares of Common Stock held in the accounts of his clients, but he has no voting power, and he disclaims beneficial ownership, with respect to such shares. If he were deemed to have beneficial ownership of such 10,000 shares, his total beneficial ownership of the Common Stock would be 496,400 shares, or 6.7% of the Common Stock outstanding.

(3) Such entity has reported that it has sole voting and dispositive power with respect to such shares, except that Edwin W. Schloss and Walter J. Schloss, solely by reason of their positions as general partners of SMC, the general partner of Associates, may be deemed to have shared voting and dispositive powers with respect to such shares. See footnotes (1) and (2) above.

Share Ownership of Management

         The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of April 30, 2002 of each director, nominee and executive officer named in the Summary Compensation Table contained elsewhere in this Form 10-K/A.

         Name                                        Number of Shares (1)
         ---------------------                       --------------------

         Logan Clarke, Jr.                                      55,600
         Richard J. Coburn                                      55,200
         Richard C. Goyette                                     46,047
         E. Bulkeley Griswold                                   78,000
         Lyman C. Hamilton, Jr.                                 62,000
         John J. Holton                                         15,000
         Joel K. Howser                                         24,066
         James C. Mavel                                        130,464
         Clarence W. Rife                                       59,037
         Robert H. Steele                                       73,000
         Michael J. Villano                                     69,404

(1) Includes the following number of shares subject to options exercisable within 60 days of April 30, 2002: Logan Clarke, Jr., 55,000 shares; Richard
     J. Coburn, 50,000 shares; Richard C. Goyette, 45,583 shares; E. Bulkeley Griswold, 41,500 shares; Lyman C. Hamilton, Jr., 55,000 shares; John J. Holton, 15,000 shares; Joel K. Howser, 23,000 shares; James C. Mavel, 70,000 shares; Clarence W. Rife, 55,767 shares; Robert H. Steele, 45,000 shares; and Michael J. Villano, 57,300 shares.

     No director beneficially owned more than one percent of the Common Stock. All directors and executive officers as a group (14 persons) beneficially owned 697,120 shares of the Company's Common Stock, including 540,067 shares subject to options exercisable within 60 days of April 30, 2002, which constituted 6.8% of the outstanding Common Stock as of that date.

                             EXECUTIVE COMPENSATION

         The following table sets forth information concerning the cash and non cash compensation paid by the Company to the CEO as well as the four most highly compensated executive officers of the Company in 2001 for services rendered in all capacities during the fiscal years ended December 31, 2001, 2000 and 1999.


                           Summary Compensation Table

                                                                                           Long Term
                                                                                         Compensation
                                             Annual Compensation                             Awards

                                                                               Other
                                                                              Annual      Securities       All Other
                                                                              Compen-     Underlying        Compen-
       Name and                                     Salary       Bonus        sation        Options         sation
Principal Position                       Year         ($)         ($)         ($) (1)        (#)            ($)(2)
------------------                       ----         ---         ---         -------        ---            ------
James C. Mavel                             2001      250,000      100,000     44,102       250,000           17,960
Chairman of the Board, Chief               2000      250,000                  45,481                         19,490
Executive Officer, Director                1999      238,333       50,000     45,554        20,000           16,565
and President

Richard C. Goyette                         2001      145,000       58,000     30,065       145,000            5,088
Vice President                             2000      168,692       10,000     29,465                          8,566
Sales and Marketing                        1999      215,746       10,000     29,465        12,250            9,566

Joel K. Howser                             2001      130,000       52,000     15,619       130,000           10,422
Vice President                             2000      130,000        2,500     15,019                         10,364
Software Development                       1999      118,333       10,000     15,119        10,000            9,983

Clarence W. Rife                           2001      130,000       52,000     20,832       130,000           10,655
Vice President                             2000      110,833                  20,232        10,550            9,443
Access Services Division                   1999      123,688       10,000     20,232        12,250           10,241
and Hardware Engineering

Michael J. Villano                         2001      140,000       56,000     19,539       140,000            9,594
Chief Financial Officer,                   2000      140,000       20,000     18,939                          8,073
Vice President and Treasurer               1999      132,500       35,000     18,939        12,250            7,807

(1) Other annual compensation includes perquisites such as Group Term Life and Disability insurance premiums, car allowances, legal counseling, and country club memberships. Mr. Mavel received $16,874 in disability insurance premiums. Mr. Goyette received $7,800 in car allowance and $7,741 in country club golf membership. Mr. Howser received $7,800 in car allowance and $7,267 in disability insurance premiums. Mr. Rife received




     $7,800 in car allowance and $7,930 in disability insurance premiums. Mr. Villano received $7,800 in car allowance and $7,256 in country club membership.

(2)  Includes employer match under the Company's Retirement Savings Plan, a
     Section 401 plan under the Internal Revenue Code of 1986, as amended, the stock allocation under the Company's Employee Stock Ownership Plan, and term life insurance premiums paid by the Company for the benefit of the executive officer. Mr. Mavel received a 401K match of $6,730 and term life insurance premiums of $11,230. Mr. Goyette received a 401K match of $339 and term life insurance premiums of $4,749. Mr. Howser received a 401K match of $5,586 and term life insurance premiums of $4,836. Mr. Villano received a 401K match of $6,771 and term life insurance premiums of $2,823.


                         Executive Employment Agreements

         The Company entered into an employment agreement ("Employment Agreement") effective as of December 31, 1996 with James C. Mavel to serve as its President and Chief Executive Officer and in such other executive capacities as the Board of Directors may designate from time to time. The term of Mr. Mavel's employment extends until either party terminates it. The Employment Agreement provides for a base annual salary of $200,000 or such greater amount as the Board of Directors may from time to time determine, annual incentive compensation, involving both potential cash and stock option benefits, as the Stock Options and Executive Compensation Committee of the Board of Directors may determine, life insurance in the face amount of $550,000, use of an automobile, health and disability insurance benefits, participation in other benefits available generally to executive employees as the Board of Directors may determine, and certain other personal benefits. Mr. Mavel's employment terminates automatically upon death or after three months of disability, and may also be terminated by the Company or Mr. Mavel. Generally, upon termination, Mr. Mavel or his beneficiary (as applicable) would be entitled to receive accrued and unpaid amounts under the Employment Agreement, unless termination was because he had breached his obligations under the Employment Agreement and did not cure the breach within ten days after notice from the Company, neglected or refused to attend to the material duties assigned to him by the Board of Directors and did not cure such neglect or refusal within ten days after notice from the Company, engaged in willful or reckless misconduct or gross negligence in the performance of his duties, misappropriated Company property, committed fraud or embezzlement against the Company or was convicted of any crime (other than minor traffic violations). (The foregoing acts are referred to as Cause.) Moreover, severance benefits consisting of one-year's base pay and continued participation for a year in the Company's health and disability insurance plans are owed if the Company terminates Mr. Mavel's employment without Cause prior to a change in control or if Mr. Mavel, prior to a change in control, terminates his employment because the Company has significantly diminished his job responsibilities and has not cured such diminishment within ten days after notice from him.

         Under his Employment Agreement, Mr. Mavel is entitled to enhanced severance benefits, similar to those available to other executive officers and described below, if his employment terminates involuntarily (except on account of death or disability or for Cause) or he terminates his employment for Good Reason after a change in control of the Company. A change in control is defined as a change that would be required to be reported pursuant to the proxy regulations under the Securities Exchange Act of 1934, as amended, whether or not the Company is then subject to such reporting requirements. A change in control would also occur if any person or entity acquires 22% or more of the voting power of the Company's outstanding securities or if during a two-year period the directors on the Company's Board of Directors who were such at the beginning of the period and directors nominated or elected by a two-thirds majority of such directors cease to constitute a majority of the Board. Good Reason is defined to include an adverse change in Mr. Mavel's powers, responsibilities or duties, a reduction in his base pay, discontinuance or a reduction of his participation in an incentive pay plan or arrangement or employee benefits in which he was participating, liquidation, merger or consolidation of the Company or a transfer of all or substantially all of its assets unless the successor assumes all of the Company's obligations under the Employment Agreement, or any material breach of the agreement by the Company or any successor. In the event of such a termination of employment, the benefits to be provided are (1) a lump sum payment equal to the sum of (a) two and a half times the sum of his base pay and two and a half times the preceding year's (or the second or third preceding year's, if greater) incentive payments, (b) two and a half times the Company's matching contribution to its Retirement Savings Plan that would be made if he deferred four percent (or such higher percentage as may be eligible for matching contributions) of the amount of his base pay and incentive pay, and (c) the value of all options to acquire Company stock that will not become exercisable on account of his termination, such lump sum payment being subject to reduction if necessary to avoid the imposition of an excise tax under the federal income tax law limitations on so-called "golden parachute" payments, and (2) the continuation of health, disability and life insurance coverages for two years following termination of employment.

                         Executive Severance Agreements

         The Company has adopted severance agreements for Executive Officers including Mr. Goyette, Mr. Howser, Mr. Rife and Mr. Villano. These agreements require the Company to provide certain benefits to Executive Officers in the event of an involuntary termination of employment with the Company (except on account of death, disability or cause) or a voluntary termination of employment with the Company where good reason exists, in either case following a "change in control" of the Company. A "change in control" is defined as a change that would be required to be reported pursuant to the proxy regulations under the Securities Exchange Act of 1934, as amended, whether or not the Company is then subject to such reporting requirements. A "change in control" will also occur if any person or entity acquires 22% or more of the voting power of the Company's outstanding securities, or if during any two-year period the directors on the Company's Board of Directors who were such at the beginning of the period and directors nominated or elected by a two-thirds majority of such directors cease to constitute a majority of the Board. The benefits to be provided in the event of an involuntary termination following a "change in control" are (1) a lump sum payment equal to the sum of (a) two and a half times the sum of the Executive Officers' base pay and commission pay and two and a half times the preceding year's (or the second or third preceding year's if greater) executive incentive payments, (b) two and a half times the Company matching contribution to the Scan-Optics, Inc. Retirement Savings Plan that would be made if the Executive Officer deferred under such Plan four percent (or such higher percentage as may be eligible for matching contributions) of the amount of base pay, commission pay and incentive pay considered in (a) above, and (c) the value of all options to acquire Company common stock that will not become exercisable on account of the Executive Officer's termination, such lump sum payment being subject to reduction if necessary to avoid the imposition of an excise tax under federal income tax law limitations on so-called "golden parachute" payments, and (2) the continuation of insurance coverage for two years following termination. These benefits generally will be in addition to any other benefits that Executive Officers are entitled to receive from the Company.

                          Executive Insurance Agreement

         Under an insurance agreement with Mr. Rife, the Company is obligated to provide certain benefits upon the happening of certain specified events. The principal obligations of the Company under the agreement consist of the following: (a) if Mr. Rife dies while in the employ of the Company but prior to attaining the age of 65, the Company is obligated to pay his beneficiary $50,000 per annum for each of the ten years following such death, with payment to commence in the year of death; (b) if he retires from the Company upon attaining the age of 65, or thereafter, the Company is obligated to pay him (or his beneficiary in the event that he dies during the retirement period) $50,000 per annum for each of the ten years following such retirement, with payment to commence in the year of retirement; (c) to provide for the adequate funding of its obligations under the agreement, the Company has purchased and is obligated to maintain at its expense an insurance policy on Mr. Rife's life in the face amount of $310,000; and (d) the Company has purchased and is obligated to maintain for the benefit of Mr. Rife, at the Company's expense, a disability income policy which would provide disability benefits to him in the amount of $2,500 per month. The agreement provides that payments under the disability policy shall commence six months after a determination of disability has been made and shall continue until Mr. Rife reaches the age of 65. The agreement provides for automatic termination if (a) Mr. Rife resigns or otherwise voluntarily terminates his employment other than by reason of disability or retirement upon attaining the age of 65 or (b) his employment is terminated by reason of gross misconduct.

                       Options Granted in Last Fiscal Year


         The following table sets forth information on options granted in 2001 to the executive officers listed in the Summary Compensation Table:


                                                         Individual Grants                                    Grant Date Value
                                             % of Total Options
                                                 Granted to        Exercise or Base                            Grant Date
                         Options Granted #      Employees in             Price                                Present Value
                                                 Fiscal Year            ($/Sh)         Expiration Date           ($) (1)
Name
----------------------- -------------------- -------------------- -------------------- --------------------- --------------------
James C. Mavel          250,000              21.8%                .24                  12/31/11              60,000
Richard C. Goyette      145,000              12.7%                .24                  12/31/11              34,800
Joel K. Howser          130,000              11.4%                .24                  12/31/11              31,200
Clarence W. Rife        130,000              11.4%                .24                  12/31/11              31,200
Michael J. Villano      140,000              12.2%                .24                  12/31/11              33,600
----------------------- -------------------- -------------------- -------------------- --------------------- --------------------

(1) Present value determination was made using a Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                          1. Volatility                 1.498
                          2. Interest Rate                 7%
                          3. Time to Exercise        10 years

         In general, options granted for employees under the Company's Stock Option Plans vest in installments of one-third commencing one year after grant. The options granted to the officers on December 31, 2001 are vested six months after the date of grant. Options for directors are vested six months after the date of grant. The option exercise price is equal to the fair market value of a share of Common Stock on the date of grant. Options vest in full upon a reorganization, merger or consolidation in which the Company is not the surviving corporation and upon other specified events.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

         The following table summarizes options exercised during 2001 and presents the value of unexercised options held by the named executives at fiscal year-end:

                                                            Number of                   Value*
                                                           Securities                     of
                                                           Underlying                 Unexercised
                          Shares                           Unexercised               In-the-Money
                         Acquired             Value          Options                    Options
                        On Exercise         Realized*       at Fiscal                  at Fiscal
Name                        (#)                ($)          Year-End                   Year-End
--------------------------------------------------------------------------------------------------------
James C. Mavel              0                  0           63,333 (1)                   $  0 (1)
                                                          256,667 (2)                   $  0 (2)

Richard C. Goyette          0                  0           41,500 (1)                   $  0 (1)
                                                          149,083 (2)                   $  0 (2)

Joel K. Howser              0                  0           19,667 (1)                   $  0 (1)
                                                          133,333 (2)                   $  0 (2)

Clarence W. Rife            0                  0           51,683 (1)                   $  0 (1)
                                                          141,117 (2)                   $  0 (2)

Michael J. Villano          0                  0           53,217 (1)                   $  0 (1)
                                                          144,083 (2)                   $  0 (2)

(1)      Exercisable

(2)      Unexercisable

* Values are calculated by subtracting the exercise or base price from the fair market value of the Common Stock as of the exercise date, or in the case of unexercised options, at fiscal year end.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCAN-OPTICS, INC.



                                     By /ss/ Michael J. Villano   April 30, 2002
                                        -----------------------
                                         Michael J. Villano