Form 10-Q
period 2002-03-31
SCAN OPTICS INC
filed 2002-05-15
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    ----------------------


Commission File No.                                  0-5265
                           ---------------------------------------------------


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO



The number of shares of common stock, $.02 par value, outstanding as of May 10, 2002 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                                 March 31, 2002              December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                             $                    1,024     $                    1,662
  Accounts receivable less allowance of $1,909 at
    March 31, 2002 and $1,936 at December 31, 2001                                           2,368                          2,252
  Unbilled receivables - contracts in progress                                               1,043                            945
  Refundable income taxes                                                                        7
  Inventories                                                                                8,858                          8,543
  Deferred costs, net of revenues                                                              179                            179
  Prepaid expenses and other                                                                   370                            325
                                                                       -----------------------------------------------------------
    Total current assets                                                                    13,849                         13,906


Plant and equipment:
  Equipment                                                                                 13,346                         13,340
  Leasehold improvements                                                                     5,232                          5,232
  Office furniture and fixtures                                                              1,334                          1,338
                                                                       -----------------------------------------------------------
                                                                                            19,912                         19,910
  Less allowances for depreciation and amortization                                         18,622                         18,530
                                                                       -----------------------------------------------------------
                                                                                             1,290                          1,380

Software license, net                                                                          418                            627
Goodwill, net                                                                                9,249                          9,249
Other assets                                                                                   117                            117
                                                                       -----------------------------------------------------------

Total Assets                                                            $                   24,923     $                   25,279
                                                                       ===========================================================





(thousands, except share data)                                                 March 31, 2002                  December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    $                   3,190              $             3,462
  Notes payable to bank                                                                   1,500                            1,500
  Salaries and wages                                                                      1,313                            1,380
  Taxes other than income taxes                                                             469                              524
  Income taxes                                                                                                                 5
  Customer deposits                                                                       1,086                              507
  Other                                                                                   2,375                            2,642
                                                                    -------------------------------------------------------------
    Total current liabilities                                                             9,933                           10,020

Note payable to bank                                                                      9,867                           10,392
Other liabilities                                                                           818                              707

  Mandatory redeemable preferred stock, par value $.02
    per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                                                    3,800                            3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at March 31, 2002
        and December 31, 2001                                                               149                              149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                                         38,354                           38,354
  Retained earnings deficit                                                            (34,332)                         (34,498)
  Accumulated other comprehensive loss                                                  (1,020)                            (999)
                                                                    -------------------------------------------------------------
                                                                                          3,151                            3,006
  Less cost of common stock in treasury,
    413,500 shares                                                                        2,646                            2,646
                                                                    -------------------------------------------------------------
      Total stockholders' equity                                                            505                              360
                                                                    -------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                          $                  24,923              $            25,279
                                                                    =============================================================


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31
(thousands, except share data)                                                      2002                             2001
----------------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and software                                                    $           3,407                      $         6,164
  Professional services                                                                1,626                                1,443
  Access services                                                                      2,791                                3,301
                                                                       -----------------------------------------------------------
    Total revenues                                                                     7,824                               10,908

Costs of Revenue
  Hardware and software                                                                2,084                                4,399
  Professional services                                                                  686                                1,196
  Access services                                                                      2,295                                2,741
                                                                       -----------------------------------------------------------
    Total costs of revenue                                                             5,065                                8,336

Gross Margin                                                                           2,759                                2,572


Operating Expenses
  Sales and marketing                                                                    850                                  982
  Research and development                                                               559                                  745
  General and administrative                                                             952                                  985
  Interest                                                                               218                                  512
                                                                       -----------------------------------------------------------
    Total operating expenses                                                           2,579                                3,224
                                                                       -----------------------------------------------------------

Operating income (loss)                                                                  180                                (652)

Other income, net                                                                          6                                   10
                                                                       -----------------------------------------------------------

Income (loss) before income taxes                                                        186                                (642)

  Income tax expense                                                                      20                                   22
                                                                       -----------------------------------------------------------

Net Income (Loss)                                                          $             166                      $         (664)
                                                                       ===========================================================

Basic earnings (loss) per share                                            $             .02                      $
                                                                                                                            (.09)
                                                                       ===========================================================

Basic weighted-average shares                                                      7,026,232                            7,026,232

Diluted earnings (loss) per share                                          $             .02                      $         (.09)
                                                                       ===========================================================

Diluted weighted-average shares                                                    7,407,136                            7,026,232



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31
(thousands)                                                                           2002                           2001
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income (loss)                                                            $             166           $                 (664)
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
    Depreciation                                                                             104                              168
    Amortization of customer service inventory and
      software license                                                                       669                              639
    Amortization of goodwill                                                                                                  345
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables                                          (214)                           2,066
      Refundable income taxes                                                                 (7)                              39
      Inventories                                                                           (775)                            (401)
      Prepaid expenses and other                                                             (45)                             389
      Accounts payable                                                                      (272)                          (1,093)
      Accrued salaries and wages                                                             (67)                             (39)
      Taxes other than income taxes                                                          (55)                              62
      Income taxes                                                                            (5)                             (51)
      Deferred costs, net of revenues                                                                                          11
      Customer deposits                                                                      579                              (51)
      Other                                                                                 (177)                            (574)
                                                                             ------------------------------------------------------
    Net cash provided (used) by operating activities                                         (99)                             846

Investing Activities
  Purchases of plant and equipment                                                           (14)                             (41)
                                                                             ------------------------------------------------------
    Net cash used by investing activities                                                    (14)                             (41)

Financing Activities
  Proceeds from borrowings                                                                   700                            3,385
  Principal payments on borrowings                                                        (1,225)                          (3,098)
                                                                             ------------------------------------------------------
    Net cash provided (used) by financing activities                                        (525)                             287

Increase (decrease) in cash and cash equivalents                                            (638)                           1,092

Cash and Cash Equivalents at Beginning of Year                                             1,662                               36
                                                                             -----------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $           1,024           $                1,128
                                                                             =====================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002
NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangibles". Statement No. 142 eliminates amortization of goodwill and requires at least an annual assessment for impairment applying a fair value based test. As a result, there was no amortization of goodwill recorded in the first quarter of 2002 and no impairment of goodwill was required based upon the performance of the fair value test. The Company recorded goodwill amortization expense of $.3 million or $.05 per share in the first quarter of 2001.

Certain 2001 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                            March 31          December 31
(thousands)                                 2002                  2001
-----------------------------------------------------------------------------
Finished goods                             $     200          $      199
Work-in-process                                1,407               1,604
Service parts                                  3,853               3,941
Materials and component parts                  3,398               2,799
                                           -----------------------------
                                           $   8,858          $    8,543
                                           =============================


NOTE 3 - Credit Arrangements

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch. The restructuring includes the following terms:

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002

o The maturity date of the Company's Loan Agreement with Patriarch was extended through December 31, 2004.

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

o The mandatory redeemable preferred stock ("preferred stock") is subject to redemption for $3.8 million plus interest at prime plus 2% on December 31, 2004. The preferred stock is non-voting except upon exercise of the warrants. The preferred stock is accounted for as a quasi equity instrument found on the balance sheet between other liabilities and stockholders' equity.

o All monthly lease payments owed to Patriarch have been deferred and become due on December 31, 2004. The lease obligation that accrues on a monthly basis will be added to the term loan.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002


o The Agreement contains covenants that, among other things, require the maintenance of minimum earnings before interest, taxes, depreciation and amortization, capital expenditure spending limits, accounts receivable write-offs and backlog levels.

As a result of the debt restructuring, the term loan was reduced by $6.5 million as of December 31, 2001. No gain resulted from this transaction because of the issuance of equity in exchange for the indebtedness. The Company recorded the issuance of preferred stock for $3.8 million, while the warrants to purchase common stock were recorded as $2.7 million in paid in capital.


The outstanding borrowings at March 31, 2002 and December 31, 2001 were $11.4 million and $11.9 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the December 31, 2001 outstanding balance through fiscal year 2002. The available balance on the outstanding borrowings was $1.4 million and $.9 million at March 31, 2002 and December 31, 2001, respectively. The weighted average interest rate for the first quarter of 2002 was 5.5% compared to 11.4% in 2001.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.

NOTE 4 - Income Taxes

At March 31, 2002, the Company has U.S. federal and state operating loss carryforwards of approximately $17,400,000 and $23,300,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At March 31, 2002, the Company has approximately $376,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire by 2007. At March 31, 2001, the Company had U.S. federal and state operating loss carryforwards of approximately $18,000,000 and $19,700,000, respectively. At March 31, 2001, the Company had approximately $480,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 2002 and 2001 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences. Significant components of the Company's deferred tax liabilities and assets were as follows:

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002



                                                   March 31         December 31
(thousands)                                          2002              2001
--------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                          $    8,657       $    8,557
   Alternative minimum tax credit carryforward          168              168
   Depreciation                                          92               92
   Charitable contribution carryforward                  53               37
   Inventory valuation                                  566              586
   Inventory                                            328              328
   Accounts receivable reserves                         660              669
   Goodwill                                             309              604
   Vacation accrual                                     208              209
   Other                                                156              157
                                                 -----------------------------
      Total gross deferred tax assets                11,197           11,407

Deferred tax liabilities:
   Depreciation and other                              (350)            (359)
                                                 -----------------------------
       Total gross deferred tax liabilities            (350)            (359)

 Valuation allowance                                (10,847)         (11,048)
                                                 ------------------------------
      Net deferred tax asset                     $        -       $        -
                                                 ==============================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002


NOTE 5 - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                              March 31                March 31
                                                                                2002                    2001
------------------------------------------------------------------------------------------------------------------

Numerator:
   Net earnings (loss)                                                     $         166           $       (664)
                                                                           =====================================

 Denominator for basic earnings (loss)
   per share (weighted-average shares)                                         7,026,232               7,026,232
                                                                           =====================================

Basic earnings (loss) per share                                            $         .02           $       (.09)
                                                                           =====================================

Denominator for diluted earnings (loss)
   per share (weighted-average shares)                                         7,407,136               7,026,232
                                                                           =====================================

Diluted earnings (loss) per share                                          $         .02           $       (.09)
                                                                           =====================================


NOTE 6 - Comprehensive Income

The components of comprehensive income, net of related tax, for the three-months ended March 31, 2002 and 2001 are as follows:

                                                                                March 31              March 31
(thousands)                                                                       2002                  2001
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                          $         166           $         (664)
Foreign currency translation adjustments                                             (19)                    (374)
                                                                           ---------------------------------------
   Comprehensive income (loss)                                             $         147           $       (1,038)
                                                                           ========================================


The components of accumulated  comprehensive  loss, net of related tax, at March
31, 2002 and December 31, 2001 are as follows:

                                                                                March 31             December 31
(thousands)                                                                       2002                  2001
------------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustments                                   $        (989)          $         (970)
                                                                           ---------------------------------------
Accumulated comprehensive loss                                             $        (989)          $         (970)
                                                                           =======================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2002


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

                                                                                      Three Months Ended
                                                                                           March 31
(thousands)                                                                        2002                 2001
------------------------------------------------------------------------------------------------------------------
Revenues
   Solutions and products                                                  $       4,527           $       7,107
   Access services                                                                 2,791                   3,301
   Contract manufacturing services                                                   506                     500
                                                                           ---------------------------------------
      Total revenues                                                               7,824                  10,908

   Cost of solutions and products                                                  2,770                   5,595
   Service expenses                                                                2,295                   2,741
                                                                           ---------------------------------------

      Gross margin                                                                 2,759                   2,572

   Operating expenses, net                                                         2,573                   3,214
                                                                           ---------------------------------------

Income (loss) before income taxes                                          $         186           $        (642)
                                                                           =======================================

Total expenditures for additions to long-lived assets                      $          41           $          48


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company recently completed a total debt restructuring (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2002 of approximately $11 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earning before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. EBITDA was $1.2 million in the first quarter of 2002, as compared to $1 million in the first quarter of 2001.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


insurance markets, while continuing to address the transportation, assessment, commercial balloting, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $3.5 million from 2001 to 2002 due to the general economic conditions and other matters as discussed earlier.

The second initiative is further expansion into the international marketplace. The Company has successfully supplied product to the Japanese market and has experienced strong sales activity in the past through relationships with highly qualified and productive distributors. The Company will continue to focus on developing strong relationships in Europe, Latin America and other Pacific Rim countries. The Company experienced a revenue decrease of $3.1 million or 99% in Europe from 2001 to 2002. The Pacific Rim declined by $.2 million or 90% in 2002 as compared to 2001. The economic environment in Latin America has been an impediment to growth, and revenue from Latin America was down $.1 million or 60% from 2001 levels.

The third initiative relates to leveraging the Company's core competencies in an effort to absorb fixed expenses and increase revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. Access Services revenue decreased by $.5 million or 15% from 2001 to 2002. Contract manufacturing revenue remained flat with 2001 levels at $.5 million.

While the Company is principally focused on improving the profitability of its existing operations, as the Company stabilizes and becomes poised for growth, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.


Results of Operations for the Three Months Ended March 31, 2002 vs. 2001

Total revenues decreased $3.1 million or 28% from the first quarter of 2001 to the first quarter of 2002.

Hardware and software revenues decreased $2.8 million or 45% in the first quarter of 2002 compared with the first quarter of 2001. North American sales increased $.6 million or 23%. International sales decreased $3.4 million or 96% mainly due to a large integrated solution sale to the British government, which occurred in the first quarter of 2001.

Professional services revenues increased $.2 million or 13% in the first quarter of 2002 compared with the first quarter of 2001, due mainly to an increase in software support contract revenue.

Access services revenues decreased $.5 million or 15% from the first quarter of 2001, mainly due to a reduction in time and material billings and depot repair activity (shipment of customer owned material for repair at the Company's facility).

Cost of hardware and software decreased $2.3 million from the first quarter of 2001. Cost of hardware and software sales as a percentage of revenue was 61% for the first quarter of 2002, compared to 71% in the prior year. This decrease is due to sales mix. The Company installed a large integrated solution for the British government in the first quarter of 2001, which was mainly comprised of third party hardware and software components that yielded a lower margin than traditional Company hardware and software.

Cost of professional services decreased $.5 million from the first quarter of 2002 compared to the same period in 2001. The Professional Services organization includes software product support and professional services implementation. The product support organization recorded a gross margin of 70% in the first quarter of 2002 vs. 41% in the prior year. The professional services implementation group recorded a gross margin of 47% in the first quarter of 2001 vs. 3% in the prior year. The decrease in expenses was mainly due to efficiencies realized in the delivery of implementation projects.

Cost of Access services in the first quarter of 2002 decreased $.4 million in comparison with the first quarter of 2001. The reduction is due to the elimination of goodwill amortization expense of $.2 million mandated by the change in rules relating to FASB No. 142, a $.1 million decrease in salaries and benefits and a $.1 million decrease in other expenses.

Sales and marketing expenses decreased $.1 million from the first quarter of 2001 mainly due to a decrease in sales expense in Scan-Optics' United Kingdom operations.

Research and development expenses decreased $.2 million from the first quarter of 2001 mainly due to a decrease in salaries and benefits in the hardware engineering organization.

General and administrative expenses were consistent with the first quarter 2001 levels.

Interest expense decreased $.3 million from the first quarter of 2001 due to the total debt restructuring that was effective December 31, 2001 and the reduction in interest rates. The weighted average interest rate for the first quarter of 2002 was 5.5% compared to 11.4% in 2001.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2002 decreased $.6 million from December 31, 2001 levels.

Total borrowings decreased $.5 million at March 31, 2002 from $11.9 million at the end of 2001. The available balance on the line of credit was $1.4 million at March 31, 2002. The Company is in compliance with all of the financial covenants as of March 31, 2002. (See Note 3 for further details.)

Operating activities used $.1 million of cash in the first three months of 2002.

Non-cash expenses recorded during the quarter were $.8 million vs. $1.2 million for the same period in 2001. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service inventory and software license and goodwill amortization.

Net accounts receivable and unbilled receivables increased $.2 million from December 31, 2001 due to the timing of collection of outstanding receivables.

Total inventories at March 31, 2002 increased $.3 million from December 31, 2001. Total manufacturing inventories increased $.4 million from the beginning of the year mainly due to an increase in material and component parts in preparation for the second quarter build process. Customer service inventories decreased $.1 million due mainly to amortization of inventory.

Net plant and equipment decreased $.1 million from December 31, 2001 mainly due to depreciation expense reported during the quarter.

Software license decreased by $.2 million from December 31, 2001 due to the amortization of the source code licensing agreement.

Accounts payable decreased $.3 million from December 31, 2001 due to the timing of payments.

Customer deposits increased $.6 million from December 31, 2001 due to the receipt of deposits for future deliveries.

Other current liabilities decreased by $.3 million from December 31, 2001 due to a decrease in accrued interest expense and payments made in the first quarter of 2002 for previously accrued expenses.

                       SCAN-OPTICS, INC., AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                    For the Three Months Ended March 31, 2002




Current Report on Form 8-K, dated January 8, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                  (Registrant)




Date       May 15, 2002               / ss/
    -----------------------       ------------------------------------------
                                  James C. Mavel
                                  Chairman, Chief Executive Officer,
                                  President and Director



Date      May 15, 2002                / ss/
    -----------------------       ------------------------------------------
                                  Michael J. Villano
                                  Chief Financial Officer,
                                  Vice President and Treasurer