Form 10-Q
period 2002-06-30
SCAN OPTICS INC
filed 2002-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                   June 30, 2002
                               -------------------------------------------------

( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

Commission File No.                   0-5265
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO



The number of shares of common stock, $.02 par value, outstanding as of July 29, 2002 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                            June 30, 2002   December 31, 2001
-------------------------------------------------------------------------------------------
                                                           (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                  $ 1,518          $ 1,662
  Accounts receivable less allowance of $1,772 at
    June 30, 2002 and $1,936 at December 31, 2001              1,801            2,252
  Unbilled receivables - contracts in progress                   853              945
  Inventories                                                  8,705            8,543
  Deferred costs, net of revenues                                179              179
  Prepaid expenses and other                                     390              325
                                                            -------------------------
    Total current assets                                      13,446           13,906




Plant and equipment:
  Equipment                                                   13,378           13,340
  Leasehold improvements                                       5,232            5,232
  Office furniture and fixtures                                1,348            1,338
                                                            -------------------------
                                                              19,958           19,910
  Less allowances for depreciation and amortization           18,774           18,530
                                                            -------------------------
                                                               1,184            1,380

Software license, net                                            209              627
Goodwill, net                                                  9,249            9,249
Other assets                                                     117              117
                                                            -------------------------

Total Assets                                                 $24,205          $25,279
                                                            =========================

(thousands, except share data)                               June 30, 2002      December 31, 2001
-------------------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                              $  2,978             $  3,462
  Notes payable to bank                                            1,500                1,500
  Salaries and wages                                               1,385                1,380
  Taxes other than income taxes                                      457                  524
  Income taxes                                                        15                    5
  Customer deposits                                                  584                  507
  Other                                                            2,454                2,642
                                                               ------------------------------
    Total current liabilities                                      9,373               10,020

 Note payable to bank                                              9,367               10,392
  Other liabilities                                                  862                  707

Mandatory redeemable preferred stock, par value $.02
  per share, authorized 3,800,000 shares;
    3,800,000 issued and outstanding                               3,800                3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at June 30, 2002
        and December 31, 2001                                        149                  149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                  38,354               38,354
  Retained earnings deficit                                      (34,114)             (34,498)
  Foreign currency translation adjustments                          (940)                (999)
                                                               ------------------------------
                                                                   3,449                3,006
  Less cost of common stock in treasury,
    413,500 shares                                                 2,646                2,646
                                                               ------------------------------
      Total stockholders' equity                                     803                  360
                                                               ------------------------------
  Total Liabilities and Stockholders' Equity                    $ 24,205             $ 25,279
                                                               ==============================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended                     Six Months Ended
                                                     June 30                               June 30
(thousands, except share data)               2002               2001                2002               2001
--------------------------------------------------------------------------------------------------------------
Revenues
  Hardware and Software                  $     2,889        $     1,722         $     6,296        $     7,886
  Professional Services                        1,708              1,943               3,334              3,386
  Access Services                              3,245              3,326               6,036              6,627
                                         ------------------------------         ------------------------------
    Total revenues                             7,842              6,991              15,666             17,899

Costs of Revenue
  Hardware and software                        2,130              1,545               4,214              5,944
  Professional services                          742              1,104               1,428              2,300
  Access services                              2,271              2,689               4,566              5,430
                                         ------------------------------         ------------------------------
    Total costs of revenue                     5,143              5,338              10,208             13,674

        Gross Margin                           2,699              1,653               5,458              4,225

Operating Expenses
  Sales and marketing                            815                913               1,665              1,895
  Research and development                       507                686               1,066              1,431
  General and administrative                     923                545               1,875              1,530
  Interest                                       221                439                 439                951
                                         ------------------------------         ------------------------------
    Total operating expenses                   2,466              2,583               5,045              5,807
                                         ------------------------------         ------------------------------

Operating income (loss)                          233               (930)                413             (1,582)

Other income (expense), net                        6                 (2)                 12                  8
                                         ------------------------------         ------------------------------

Income (loss) before income taxes                239               (932)                425             (1,574)

  Income tax expense                              21                  8                  41                 30
                                         ------------------------------         ------------------------------

Net Income (Loss)                        $       218        $      (940)        $       384        $    (1,604)
                                         ==============================         ==============================

Basic earnings (loss) per share          $       .03        $      (.13)        $       .05        $      (.23)
                                         ==============================         ==============================

Basic weighted-average shares              7,026,232          7,027,712           7,026,232          7,026,972

Diluted earnings (loss) per share        $       .03        $      (.13)        $       .05        $      (.23)
                                         ==============================         ==============================

Diluted weighted-average shares            7,308,118          7,027,712           7,357,627          7,026,972

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended
                                                                     June 31
(thousands)                                                   2002            2001
------------------------------------------------------------------------------------

Operating Activities
  Net Income (Loss)                                         $   384         $(1,604)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                                209             346
    Amortization of customer service inventory and
      software license                                        1,374           1,265
    Amortization of goodwill                                                    674
    Changes in operating assets and liabilities:
      Accounts receivable                                       543           4,947
      Refundable income taxes                                                   120
      Inventories                                            (1,118)         (1,064)
      Prepaid expenses and other                                (65)            512
      Accounts payable                                         (484)         (2,098)
      Accrued salaries and wages                                  5             (49)
      Taxes other than income taxes                             (67)             35
      Income taxes                                               10            (121)
      Deferred costs, net of revenues                                            (1)
      Customer deposits                                          77            (477)
      Other                                                      26          (1,620)
                                                            -----------------------
    Net cash provided by operating activities                   894             865

Investing Activities
  Acquisition related settlement                                                400
  Purchases of plant and equipment, net                         (13)            (73)
                                                            -----------------------
    Net cash provided (used) by investing activities            (13)            327

Financing Activities
  Proceeds from borrowings                                    2,401           3,484
  Principal payments on borrowings                           (3,426)         (3,098)
                                                            -----------------------
    Net cash provided (used) by financing activities         (1,025)            386

Increase (decrease) in cash and cash equivalents               (144)          1,578

Cash and Cash Equivalents at Beginning of Year                1,662              36
                                                            -----------------------
Cash and Cash Equivalents at End of Period                  $ 1,518         $ 1,614
                                                            =======================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

NOTE 1 - Basis of Presentation
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangibles". Statement No. 142 eliminates amortization of goodwill and requires at least an annual assessment for impairment applying a fair value based test. As a result, there was no amortization of goodwill recorded for the six month period ended June 30, 2002 and no impairment of goodwill was required upon adoption based upon the performance of the fair value test. The Company recorded goodwill amortization expense of $.3 million or $.05 per share for the second quarter of 2001 and $.7 million or $.10 per share for the six month period ended June 30, 2001.

Certain 2001 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories
------

The components of inventories were as follows:

                                    June 30      December 31
(thousands)                           2002           2001
-------------------------------------------------------------
Finished goods                       $  200        $  199
Work-in-process                         511         1,604
Service parts                         3,868         3,941
Materials and component parts         4,126         2,799
                                     --------------------
                                     $8,705        $8,543
                                     ====================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

NOTE 3 - Credit Arrangements
------

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

o The Company's existing term loan was reduced from $8.5 million to $2 million and continues to accrue interest at a rate of prime plus 2%. No principal payments are required on the term loan until maturity on December 31, 2004. The agreement contains a provision that requires the quarterly recapture of fifty percent of the excess cash flow to be applied to the term loan, based upon the calculation of consolidated cash flow minus the aggregate amount of consolidated financial obligations.

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

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

o All monthly lease payments due prior to December 31, 2001 and continuing lease obligations owed to Patriarch have been deferred and become due on or before December 31, 2004.

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

The outstanding borrowings at June 30, 2002 and December 31, 2001 were $10.9 million and $11.9 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the December 31, 2001 outstanding balance through the next fiscal year. The available balance on the outstanding borrowings was $1.9 million and $.9 million at June 30, 2002 and December 31, 2001, respectively. The weighted average interest rate for the second quarter of 2002 was 5.7% compared to 11.4% in 2001.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.

NOTE 4 - Income Taxes

At June 30, 2002, the Company had U.S. federal and state net operating loss carryforwards of approximately $17,300,000 and $23,100,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At June 30, 2002, the Company had approximately $354,000, $3,500,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire through 2007. At June 30, 2001, the Company had U.S. federal and state net operating loss carryforwards of approximately $18,000,000 and $19,700,000, respectively. At June 30, 2001, the Company had approximately $480,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the second quarter of 2002 and 2001 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                        June 30            December 31
(thousands)                                               2002                2001
--------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                 $  8,626           $  8,557
   Alternative minimum tax credit carryforward               168                168
   Depreciation                                               92                 92
   Charitable contribution carryforward                       80                 37
   Inventory valuation                                       544                586
   Inventory                                                 328                328
   Accounts receivable reserves                              607                669
   Goodwill                                                  214                604
   Vacation accrual                                          202                209
   Other                                                     155                157
                                                       -----------------------------
      Total gross deferred tax assets                     11,016             11,407

 Deferred tax liabilities:
    Depreciation and other                                   (75)              (359)
                                                       -----------------------------
       Total gross deferred tax liabilities                  (75)              (359)

 Valuation allowance                                     (10,941)           (11,048)
                                                       -----------------------------
      Net deferred tax asset                            $    -             $    -
                                                       =============================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

NOTE 5 - Earnings Per Share
------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                            Three Months Ended                         Six Months Ended
                                                                  June 30                                   June 30
(thousands, except share data)                           2002                  2001                 2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Net earnings (loss)                              $       218          $      (940)          $       384          $    (1,604)
                                                    ============================================================================

Denominator:
    Denominator for basic earnings (loss)
    per share (weighted-average shares)                7,026,232            7,027,712             7,026,232            7,026,972

    Effect of dilutive securities:
    Employee stock options                               281,886                                    331,395

    Denominator for diluted earnings (loss)
    per share (adjusted weighted-average            ----------------------------------------------------------------------------
    shares and assumed conversions)                    7,308,118            7,027,712             7,357,627            7,026,972
                                                    ============================================================================

Basic earnings (loss) per share                      $       .03          $      (.13)          $       .05          $      (.23)
                                                    ============================================================================

Diluted earnings (loss) per share                    $       .03          $      (.13)          $       .05          $      (.23)
                                                    ============================================================================


NOTE 6 - Comprehensive Income
------

The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                        Three Months Ended                  Six Months Ended
                                                             June 30                             June 30
(thousands)                                            2002             2001              2002             2001
------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                    $   218          $  (940)          $   384          $(1,604)
   Foreign currency translation adjustments               73               16                54             (358)
                                                     -----------------------------------------------------------
Comprehensive income (loss)                          $   291          $  (924)          $   438          $(1,962)
                                                     ===========================================================

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended June 30, 2002

The components of accumulated comprehensive loss, net of related tax, at June 30, 2002 and December 31, 2001 are as follows:

                                                 June 30        December 31
(thousands)                                       2002             2001
---------------------------------------------------------------------------

Foreign currency translation adjustments          $(916)          $(970)
                                                  ---------------------
Accumulated comprehensive loss                    $(916)          $(970)
                                                  =====================

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

                                                   Three Months Ended                  Six Months Ended
                                                       June 30                              June 30
(thousands)                                     2002               2001              2002              2001
------------------------------------------------------------------------------------------------------------
Revenues
    Solutions and products                   $  4,332          $  3,494           $  8,859          $ 10,601
    Access services                             3,245             3,326              6,036             6,627
    Contract manufacturing services               265               171                771               671
                                             ---------------------------------------------------------------
        Total revenues                          7,842             6,991             15,666            17,899

    Cost of solutions and products              2,872             2,649              5,642             8,244
    Service expenses                            2,271             2,689              4,566             5,430
                                             ---------------------------------------------------------------

         Gross profit margin                    2,699             1,653              5,458             4,225

    Operating expenses
        and other income, net                   2,460             2,585              5,033             5,799
                                             ---------------------------------------------------------------

Income (Loss) before income taxes            $    239          $   (932)          $    425          $ (1,574)
                                             ===============================================================

Total expenditures for additions
    to long-lived assets                     $      7          $     32           $     48          $     73

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at June 30, 2002 of approximately $11 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks such as credit worthiness, currency risk and the local economic environment. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company experienced net income of $.2 million in the second quarter of 2002 as compared with a loss of $.9 million in the second quarter of 2001. The Company experienced net income in the first six months of 2002 of $.4 million, which is an improvement over the prior year loss of $1.6 million. In the second quarter of 2002, the professional services organization experienced another quarter of profitability improving over the positive results in the first quarter. The gross margin for professional services for the first six months of 2002 was 57% compared to a margin of 32% in the same period in 2001.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earning before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. The operating income before interest, taxes, depreciation and amortization (EBITDA) was $1.3 million in the second quarter of 2002, as compared to an EBITDA of $.6 million in the second quarter of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2001. EBITDA was $2.4 million in the first six months of 2002, as compared to an EBITDA of $1.7 million in the same period of 2001.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, to decrease market risk through expansion in the international marketplace by developing relationships with distributors, resellers and others, and to capitalize on existing core competencies of the Company. A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives may have a materially adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $2.7 million in the first six months of 2002 as compared to 2001 and increased $1.2 million during the second quarter of 2002 compared to the second quarter of 2001.

The second initiative is further expansion into the international marketplace. The Company has focused on developing strong partner relationships with distributors, resellers and others in Europe, Latin America, Japan and other Pacific Rim countries. The Company experienced a revenue decrease of $3.4 million or 99% in Europe during the first six months of 2002 from 2001 and decreased $.3 million or 99% during the second quarter of 2002 compared to the second quarter of 2001. The Pacific Rim declined in the first six months by $.5 million or 91% and decreased $.3 million or 92% in the second quarter of 2002 as compared to 2001. The economic environment in Latin America has been an impediment to growth as the Company has experienced little activity in this region. The Company plans to continue its international expansion effort through partners with distributors, resellers and others in the future.

The third initiative relates to leveraging the Company's core competencies in an effort to offset fixed expense and add revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. During the first six months of 2002 compared to 2001, Access Services revenue decreased by $.6 million or 9% and decreased $.1 million or 2% for the quarter. Contract manufacturing revenue increased by $.1 million or 15%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

during the first six months of 2002 compared to 2001 and increased $.1 million or 55% in the second quarter comparison.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.



Results of Operations for the Three and Six Months Ended June 30, 2002 vs. 2001

Total revenues decreased $2.2 million or 12% from the first six months of 2001 to the first six months of 2002 and increased $.9 million or 12% from the second quarter of 2001 to the second quarter of 2002.

Hardware and software revenues decreased $1.6 million or 20% in the first six months of 2002 compared with the first six months of 2001. Hardware and software revenues increased $1.2 million or 68% in the second quarter of 2002 compared with the second quarter of 2001. Compared to the first six months of 2001, North American sales increased $2.4 million or 62% and increased $1.8 million or 158% during the second quarter of 2002 compared to the second quarter of 2001 mainly due to improvement in market perception of the financial stability of the Company related to the debt restructuring. International sales during the first six months of 2002 decreased $4 million or 96% and decreased $.6 million or 95% during the second quarter of 2002 as compared to 2001 mainly due to a large integrated solution sale to the British government in the first quarter of 2001.

Professional services revenues decreased $.1 million or 2% in the first six months of 2002 compared with the first six months of 2001 and decreased $.2 million or 12% during the second quarter of 2002 compared to the second quarter of 2001.

Access services revenues decreased $.6 million or 9% in the first six months of 2002 compared with the first six months of 2001 and decreased $.1 million or 2% during the second quarter of 2002 compared to the second quarter of 2001. Third party service revenue as a percentage of total Access Services revenue has increased from 23% in the second quarter and first six months of 2001 to 25% in the second quarter and first six months of 2002.

Cost of hardware and software decreased $1.7 million or 29% from the first six months of 2001 compared to the first six months of 2002 and increased $.6 million or 38% from the second quarter of 2001 compared to the second quarter of 2002. The gross margin was 33% for the first six months of 2002, compared to 25% in the first six months of the prior year. The gross margin was 26% during the second quarter of 2002, compared to 10% in the second quarter of the prior year. The changes in gross margin are mainly due to changes in product mix and contract manufacturing volumes.

Cost of professional services decreased $.9 million in the first six months of 2002 vs. 2001 and decreased $.4 million in the second quarter of 2002 compared to the prior year. The gross

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

margin was 57% for the first six months of 2002, compared to 32% in the first six months of 2001. The gross margin was 57% during the second quarter of 2002, compared to 43% in the second quarter of the prior year. The increase was mainly due to process efficiencies and improved software capabilities provided through software development efforts, which resulted in a decrease in contractor expense, salaries and related benefits and travel expense.

Cost of Access Services decreased $.9 million in the first six months of 2002 compared to 2001 and $.4 million from the second quarter of 2001. The gross margin was 24% for the first six months of 2002, compared to 18% in the first six months of 2001. The gross margin was 30% during the second quarter of 2002, compared to 19% in the second quarter of the prior year. The increase is mainly due to the elimination of goodwill amortization expense of $.4 million for the first six months and $.2 million for the quarter as mandated by the change in rules relating to FASB No. 142 and a decrease in salaries and related benefits.

Sales and marketing expenses decreased $.2 million from the first six months of 2002 compared to 2001 and decreased $.1 million from the second quarter of 2001 mainly due to a decrease in the U.K. operations.

Research and development expenses decreased $.4 million from the first six months of 2001 and decreased $.2 million from the second quarter of 2001 mainly due to a decrease in consulting expense, salaries and related benefits because of reduced headcount.

General and administrative expenses increased $.3 million from the first six months of 2001 and increased $.4 from the second quarter of 2001. The increases are mainly due to the recording of the settlement of the Southern Computer Systems stock purchase agreement during the second quarter of 2001, which forgave $.5 million due under the consulting and non-compete retainer.

Interest expense decreased $.5 million from the first six months of 2001 and decreased $.2 million from the first quarter of 2001 due to the total debt restructuring that was effective December 31, 2001 and the reduction of interest rates. Both the line of credit and term loan carry an interest rate of prime plus 2%. The weighted average interest rate for the first six months of 2002 was 5.6% compared to 10.5% in 2001.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2002 decreased $.1 million from December 31, 2001 levels.

Total borrowings decreased $1 million to $10.9 million at June 30, 2002 from December 31, 2001. The available balance on the line of credit was $1.9 million at June 30, 2002. The available line of credit decreased by $.75 million on July 1, 2002. As of June 30, 2002, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Company is in compliance with all of the financial covenants related to its bank debt. (See Note 3 for further details.)

Operating activities provided $.9 million of cash in the first six months of 2002.

Non-cash expenses recorded during the first six months of the year were $1.6 million, a decrease of $.7 million from the same period in 2001. The decrease is mainly due to the elimination of goodwill amortization expense of $.7 million mandated by the change in rules relating to FASB No. 142. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of software license and in 2001, amortization of goodwill.

Net accounts receivable and unbilled receivables at June 30, 2002 decreased $.5 million from December 31, 2001 due to the collection of outstanding receivables.

Total inventories at June 30, 2002 increased $.2 million from December 31, 2001. Total manufacturing inventories increased $.3 million from the beginning of the year mainly due to the third quarter production plan. Customer service inventories decreased $.1 million mainly due to amortization of inventory.

Net plant and equipment decreased $.2 million from December 31, 2001 mainly due to depreciation expense reported during the first six months of the year.

Software license decreased by $.4 million from December 31, 2001 due to the amortization of the source code licensing agreement.

Accounts payable decreased $.5 million from December 31, 2001 due to the timing of payments.

Customer deposits increased $.1 million from December 31, 2001 due to the addition of various contracts.

Other current liabilities decreased by $.2 million from December 31, 2001 due mainly to payments applied to accrued expenses.

Notes payable to bank decreased $1 million due to the pay down of the line of credit during the second quarter of 2002.

Other liabilities increased $.2 million mainly due to the deferred lease payments that mature as part of the debt restructuring on December 31, 2004 and accrued interest on the mandatory redeemable preferred stock.

                       SCAN-OPTICS, INC., AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on June 6, 2002 to elect three directors, to approve the Scan-Optics, Inc. 2002 Incentive and Non-Qualified Stock Option Plan and to appoint the Company's independent auditors for the year ending December 31, 2002.

         E. Bulkeley Griswold, John J. Holton and Robert H. Steele were elected directors for terms expiring in 2005 by favorable votes of not less than 6,501,736. There were a total of not more than 184,997 abstentions in the vote for Messrs. Griswold, Holton and Steele and no broker nonvotes. The other members of the Board of Directors are Lyman C. Hamilton, Jr. and James C. Mavel, whose terms expire in 2003 and Logan Clarke, Jr. and Richard J. Coburn, whose terms expire in 2004.

         The Scan-Optics, Inc. 2002 Incentive and Non-Qualified Stock Option Plan was approved by a vote of 1,288,742 in favor, 600,608 against, 73,222 abstentions and 4,724,161 broker nonvotes.

         Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2002 by a vote of 6,527,027 in favor, 108,970 against, 50,736 abstentions and no broker nonvotes.

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                       For the Quarter Ended June 30, 2002


No reports on Form 8-K were filed during the second quarter of 2002.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                  (Registrant)




Date   August 14, 2002                  /  ss/ James C. Mavel
      -----------------                 -------------------------------------
                                        James C. Mavel
                                        Chairman, Chief Executive Officer and
                                        President



Date  August 14, 2002                   /  ss/ Michael J. Villano
      -----------------                 -------------------------------------
                                        Michael J. Villano
                                        Chief Financial Officer,
                                        Vice President and Treasurer