Form 10-Q
period 2002-09-30
SCAN OPTICS INC
filed 2002-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________________


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes ( ) No



Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( )
Yes  (X) No

The number of shares of common stock, $.02 par value, outstanding as of November 1, 2002 was 7,439,732.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                                September 30, 2002              December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                              $                       753     $                   1,662
  Accounts receivable less allowance of $1,712 at
    September 30, 2002 and $1,936 at December 31, 2001                                         2,515                         2,252
  Unbilled receivables - contracts in progress                                                   390                           945
  Inventories                                                                                  8,868                         8,543
  Deferred costs, net of revenues                                                                174                           179
  Prepaid expenses and other                                                                     364                           325
                                                                         ----------------------------------------------------------
    Total current assets                                                                      13,064                        13,906




Plant and equipment:
  Equipment                                                                                   13,398                        13,340
  Leasehold improvements                                                                       5,232                         5,232
  Office furniture and fixtures                                                                1,352                         1,338
                                                                         ----------------------------------------------------------
                                                                                              19,982                        19,910
  Less allowances for depreciation and amortization                                           18,893                        18,530
                                                                         ----------------------------------------------------------
                                                                                               1,089                         1,380

Software license, net                                                                                                          627
Goodwill, net                                                                                  9,249                         9,249
Other assets                                                                                     117                           117
                                                                         ----------------------------------------------------------

Total Assets                                                             $                    23,519     $                  25,279
                                                                         ==========================================================



(thousands, except share data)                                             September 30, 2002                   December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                  $                      2,931      $                        3,462
  Notes payable                                                                            1,500                               1,500
  Salaries and wages                                                                       1,290                               1,380
  Taxes other than income taxes                                                              387                                 524
  Customer deposits                                                                        1,208                                 507
  Other                                                                                    2,101                               2,647
                                                                   -----------------------------------------------------------------
    Total current liabilities                                                              9,417                              10,020

  Notes payable                                                                            8,142                              10,392
  Other liabilities                                                                        1,119                                 707

  Mandatory redeemable preferred stock, par value
    $.02 per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                                                     3,800                               3,800

Stockholders' Equity
  preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at September 30, 2002
        and December 31, 2001                                                                149                                 149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                                          38,354                              38,354
  Retained earnings deficit                                                              (33,894)                           (34,498)
  Foreign currency translation adjustments                                                  (922)                              (999)
                                                                   -----------------------------------------------------------------
                                                                                           3,687                               3,006
  Less cost of common stock in treasury,
    413,500 shares                                                                         2,646                               2,646
                                                                   -----------------------------------------------------------------
      Total stockholders' equity                                                           1,041                                 360
                                                                   -----------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                        $                     23,519      $                       25,279
                                                                   =================================================================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                        September 30
(thousands, except share data)                           2002               2001               2002              2001
---------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and Software                            $         2,799   $            901    $         9,095   $         8,787
  Professional Services                                      1,628              1,579              4,962             4,965
  Access Services                                            2,741              3,106              8,777             9,733
                                                --------------------------------------   ----------------------------------
    Total revenues                                           7,168              5,586             22,834            23,485

Costs of Revenue
  Hardware and software                                      1,785              1,121              5,999             7,065
  Professional services                                        754                805              2,182             3,105
  Access services                                            2,105              2,621              6,671             8,051
                                                --------------------------------------   ----------------------------------
    Total costs of revenue                                   4,644              4,547             14,852            18,221

        Gross Margin                                         2,524              1,039              7,982             5,264

Operating Expenses
  Sales and marketing                                          874                935              2,539             2,830
  Research and development                                     323                642              1,389             2,073
  General and administrative                                   879                873              2,754             2,403
  Interest                                                     203                401                642             1,352
                                                --------------------------------------   ----------------------------------
    Total operating expenses                                 2,279              2,851              7,324             8,658
                                                --------------------------------------   ----------------------------------

Operating income (loss)                                        245             (1,812)               658            (3,394)

Other income (expense), net                                     (5)                 4                  7                12
                                                --------------------------------------   ----------------------------------

Income (loss) before income taxes                              240             (1,808)               665            (3,382)

  Income tax expense                                            20                  1                 61                31
                                                --------------------------------------   ----------------------------------

Net Income (Loss)                                  $           220   $         (1,809)   $           604   $        (3,413)
                                                =======================================  ===================================

Basic earnings (loss) per share                    $           .03   $           (.26)   $           .09   $          (.49)
                                                =======================================  ===================================

Basic weighted-average shares                            7,026,232          7,026,232          7,026,232         7,026,232

Diluted earnings (loss) per share                  $           .03   $           (.26)   $           .08   $          (.49)
                                                =======================================  ===================================

Diluted weighted-average shares                          7,229,109          7,026,232          7,314,788         7,026,232

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                   September 30
(thousands)                                                                           2002                           2001
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net Income (Loss)                                                            $              604              $           (3,413)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                                                              314                             522
    Amortization of customer service inventory and
      software license                                                                      1,800                           1,897
    Amortization of goodwill                                                                                                  993
    Changes in operating assets and liabilities:
      Accounts receivable                                                                     292                           6,619
      Refundable income taxes                                                                                                 124
      Inventories                                                                          (1,758)                         (1,893)
      Prepaid expenses and other                                                              (33)                            555
      Accounts payable                                                                       (531)                         (2,379)
      Accrued salaries and wages                                                              (90)                             11
      Taxes other than income taxes                                                          (137)                              6
      Deferred costs, net of revenues                                                           5                              11
      Customer deposits                                                                       701                            (491)
      Other                                                                                   197                          (1,642)
                                                                             ------------------------------------------------------
    Net cash provided by operating activities                                               1,364                             920

Investing Activities
  Acquisition related settlement                                                                                              400
  Purchases of plant and equipment, net                                                       (23)                            (79)
                                                                             ------------------------------------------------------
    Net cash provided (used) by investing activities                                          (23)                            321

Financing Activities
  Proceeds from borrowings                                                                  2,626                           3,485
  Principal payments on borrowings                                                         (4,876)                         (3,098)
                                                                             ------------------------------------------------------
    Net cash provided (used) by financing activities                                       (2,250)                            387

Increase (decrease) in cash and cash equivalents                                             (909)                          1,628

Cash and Cash Equivalents at Beginning of Year                                              1,662                              36
                                                                             -----------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $              753             $             1,664
                                                                             =====================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended September 30, 2002


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangibles". Statement No. 142 eliminates amortization of goodwill and requires at least an annual assessment for impairment applying a fair value based test. As a result, there was no amortization of goodwill recorded for the nine month period ended September 30, 2002 and no impairment of goodwill was required upon adoption based upon the performance of the fair value test. The Company recorded goodwill amortization expense of $.3 million or $.05 per share for the third quarter of 2001 and $1 million or $.14 per share for the nine month period ended September 30, 2001.

Certain 2001 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories

The components of inventories were as follows:

                                                                 September 30                December 31
(thousands)                                                        2002                          2001
Finished goods                                                    $     200                     $  199
Work-in-process                                                       1,303                       1,604
Service parts                                                         3,749                       3,941
Materials and component parts                                         3,616                       2,799
                                                                  ---------                     -------
                                                                  $   8,868                     $ 8,543
                                                                  =========                     =======

NOTE 3 - Credit Arrangements

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch Partners, LLC. ("Patriarch"). The restructuring includes the following terms:

o The maturity date of the Company's Loan Agreement with Patriarch is extended through December 31, 2004.

o Patriarch's commitment under the Company's existing revolving line of credit was increased from $10 million to $10.75 million until June 30, 2002, at which point the commitment amount returned to $10 million. All revolving loans continue to accrue interest at a rate of prime plus 2%.

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

The outstanding borrowings at September 30, 2002 and December 31, 2001 were $9.6 million and $11.9 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the September 30, 2002 outstanding balance through the next fiscal year. The available balance on the outstanding borrowings was $2.4 million and $.9 million at September 30, 2002 and December 31, 2001, respectively. The weighted average interest rate for the third quarter of 2002 was 5.6% compared to 9.9% in 2001.

The carrying value of the notes payable to lender approximates its fair value and is secured by all of the Company's assets.

NOTE 4 - Income Taxes

At September 30, 2002, the Company had U.S. federal and state net operating loss carryforwards of approximately $24,800,000 and $25,600,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At September 30, 2002, the Company had approximately $315,000, $3,500,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire through 2008. At September 30, 2001, the Company had U.S. federal and state net operating loss carryforwards of approximately $19,500,000 and $21,200,000, respectively. At September 30, 2001, the Company had approximately $450,000, $3,100,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the third quarter of 2002 and 2001 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                              September 30           December 31
(thousands)                                                                       2002                  2001
Deferred tax assets:
   Net operating losses                                                    $      11,190           $       8,557
   Alternative minimum tax credit carryforward                                       168                     168
   Depreciation                                                                       92                      92
   Charitable contribution carryforward                                                                       37
   Inventory valuation                                                               541                     586
   Inventory                                                                         305                     328
   Accounts receivable reserves                                                      596                     669
   Goodwill                                                                          142                     604
   Vacation accrual                                                                  182                     209
   Other                                                                             156                     157
                                                                           -------------           -------------
      Total gross deferred tax assets                                             13,372                  11,407

 Deferred tax liabilities:
    Depreciation and other                                                           (28)                    (359)
                                                                           -------------           -------------
       Total gross deferred tax liabilities                                          (28)                    (359)

 Valuation allowance                                                             (13,344)                 (11,048)
                                                                           -------------           -------------
      Net deferred tax asset                                               $         -             $        -
                                                                           =============           =============

NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
(thousands, except share data)                           2002           2001               2002            2001
Numerator:
    Net earnings (loss)                             $        220      $   (1,809)       $       604      $   (3,413)
                                                   =================================================================

Denominator:
    Denominator for basic earnings (loss)
    per share (weighted-average shares)                7,026,232       7,026,232          7,026,232       7,026,232

    Effect of dilutive securities:
    Employee stock options                               202,877                            288,556

    Denominator for diluted earnings (loss)
    per share (adjusted weighted-average
    shares and assumed conversions)                    7,229,109       7,026,232          7,314,788       7,026,232
                                                   =================================================================

Basic earnings (loss) per share                     $        .03      $     (.26)       $       .09      $     (.49)
                                                   =================================================================

Diluted earnings (loss) per share                   $        .03      $     (.26)       $       .08      $     (.49)
                                                   =================================================================



NOTE 6 - Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
(thousands)                                              2002           2001               2002            2001

Net Income (loss)                                   $         220  $     (1,809)       $         604   $    (3,413)
   Foreign currency translation adjustments                    17            38                   71          (320)

                                                   -----------------------------------------------------------------
Comprehensive income (loss)                         $         237  $     (1,771)       $         675   $    (3,733)
                                                   =================================================================


The components of accumulated comprehensive loss, net of related tax, at September 30, 2002 and December 31, 2001 are as follows:

                                                           September 30           December 31
(thousands)                                                    2002                    2001

Foreign currency translation adjustments                $      (899)            $          (970)
                                                     --------------------------------------------

Accumulated comprehensive loss                          $      (899)            $          (970)
                                                     ============================================

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

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
(thousands)                                              2002           2001               2002            2001

Revenues
    Solutions and products                          $      4,129   $       2,372       $     12,988    $     12,973
    Access services                                        2,741           3,106              8,777           9,733
    Contract manufacturing services                          298             108              1,069             779
                                                  -------------------------------------------------------------------
        Total revenues                                     7,168           5,586             22,834          23,485

    Cost of solutions and products                         2,539           1,926              8,181          10,170
    Service expenses                                       2,105           2,621              6,671           8,051
                                                  -------------------------------------------------------------------

         Gross profit margin                               2,524           1,039              7,982           5,264

    Operating expenses
        and other income, net                              2,284           2,847              7,317           8,646
                                                  -------------------------------------------------------------------
Income (Loss) before income taxes                   $         240  $      (1,808)      $        665    $     (3,382)
                                                  ===================================================================
Total expenditures for additions
    to long-lived assets                            $         24   $           6       $         72    $         79


NOTE 8 - Bill and Hold Transactions

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon a certification received from the customer. Revenues recorded during the third quarter of 2002 included bill and hold transactions of $.9 million. Accounts receivable included bill and hold receivables of $.6 million at September 30, 2002. There were no bill and hold transactions in the first nine months of 2001.



NOTE 9 - Recent Developments

During the third quarter of 2002 the Company negotiated a $.3 million reduction in the final payment due Bluebird Systems for the 1999 purchase of the Docwise source code license. This reduction was recorded as decrease in the accrual and a decrease in research and development amortization expense during the third quarter of 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at September 30, 2002 of approximately $9.6 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks such as credit worthiness, currency risk and the local economic environment. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company achieved net income of $.2 million in the third quarter of 2002 as compared with a loss of $1.8 million in the third quarter of 2001. The Company earned net income in the first nine months of 2002 of $.6 million, which is an improvement over the prior year loss of $3.4 million. In the third quarter of 2002, the professional services organization experienced another quarter of profitability improving over the prior year. The gross margin for professional services for the first nine months of 2002 was 56% compared to a margin of 37% in the same period in 2001.

Because of the existence of significant non-cash expenses, such as depreciation of fixed assets and amortization of intangible assets and customer service inventory, the Company believes that EBITDA (earnings before interest, taxes, depreciation and amortization) contributes to a better understanding of the Company's ability to satisfy its obligations and to utilize cash for other purposes. EBITDA should not be considered in isolation from or as a substitute for operating income, cash flow from operating activities, and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles. The operating income before interest, taxes, depreciation and amortization (EBITDA) was $1 million in the third quarter of

2002, as compared to an EBITDA loss of $.3 million in the third quarter of 2001. EBITDA was $3.4 million in the first nine months of 2002, as compared to EBITDA of $1.4 million in the same period of 2001.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government, insurance and assessment markets, while continuing to address the transportation, financial and order entry markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $.5 million in the first nine months of 2002 as compared to 2001 and increased $2 million during the third quarter of 2002 compared to the third quarter of 2001.

The second initiative is further expansion into the international marketplace. The Company has focused on improving partner relationships with distributors, resellers and others. International sales represented approximately 5% of the Company's revenues in the nine months ended September 30, 2002, down from 22% of the Company's revenues in the corresponding period of 2001. The Company's international sales depend on relationships with distributors, resellers and others, and vary considerably from period to period.

The third initiative relates to leveraging the Company's core competencies in an effort to offset fixed expenses and add revenues and profits. The Company has demonstrated that Access Services and Contract Manufacturing Services have potential to sell their individual expertise, experience and cost effectiveness to other entities. During the first nine months of 2002 compared to 2001, Access Services revenue decreased by $1 million or 10% and decreased $.4 million or 12% for the quarter. Contract manufacturing revenue increased by $.3 million or 37% during the first nine months of 2002 compared to 2001 and increased $.2 million or 176% in the third quarter comparison.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2002 vs. 2001

Total revenues for the first nine months of 2002 decreased $.7 million or 3% as compared to the first nine months of 2001. Total revenues for the third quarter of 2002 increased $1.6 million or 28% as compared to the third quarter of 2001.

Hardware and software revenues increased $.3 million or 4% in the first nine months of 2002 compared with the first nine months of 2001. Hardware and software revenues increased $1.9 million or 211% in the third quarter of 2002 compared with the third quarter of 2001. Compared to the first nine months of 2001, North American sales increased $4.8 million or 118% and increased $2.5 million or 805% during the third quarter of 2002 compared to the third quarter of 2001 mainly due to the focus on solutions for vertical lines of business. International sales during the first nine months of 2002 decreased $4.5 million or 96% and decreased $.6 million or 96% during the third quarter of 2002 as compared to 2001 mainly due to a large integrated solution sale to the British government in the first quarter of 2001.

Professional services revenues remained flat for the first nine months of 2002 compared with the first nine months of 2001 and for the third quarter of 2002 compared to the third quarter of 2001.

Access services revenues decreased $1 million or 10% in the first nine months of 2002 compared with the first nine months of 2001 and decreased $.4 million or 12% during the third quarter of 2002 compared to the third quarter of 2001 primarily due to the loss of service contracts on older, obsolete equipment. Third party service revenue as a percentage of total Access Services revenue has increased from 25% in the third quarter and first nine months of 2001 to 27% in the third quarter and 26% in the first nine months of 2002.

Cost of hardware and software decreased $1 million or 15% from the first nine months of 2001 compared to the first nine months of 2002 and increased $.7 million or 59% from the third quarter of 2001 compared to the third quarter of 2002. The gross margin was 34% for the first nine months of 2002, compared to 20% in the first nine months of the prior year. The gross margin was 36% during the third quarter of 2002, compared to negative margin of 24% in the third quarter of the prior year. The changes in gross margin are mainly due to changes in product mix and contract manufacturing volumes.

Cost of professional services decreased $.9 million in the first nine months of 2002 vs. 2001 and decreased $.1 million in the third quarter of 2002 compared to the prior year. The gross margin was 56% for the first nine months of 2002, compared to 37% in the first nine months of 2001. The gross margin was 54% during the third quarter of 2002, compared to 49% in the third quarter of the prior year. The margin improvement was mainly due to process efficiencies and improved software capabilities provided through software development efforts, which resulted in a decrease in contractor expense, salaries and related benefits and travel expense.

Cost of Access Services decreased $1.4 million in the first nine months of 2002 compared to 2001 and $.5 million from the third quarter of 2001. The gross margin was 24% for the first nine months of 2002, compared to 17% in the first nine months of 2001. The gross margin was 23% during the third quarter of 2002, compared to 16% in the third quarter of the prior year. The increase is mainly due to the elimination of goodwill amortization expense of $.6 million for the first nine months and $.2 million for the quarter as mandated by the change in rules relating to FASB No. 142 and a decrease in salaries and related benefits.

Sales and marketing expenses decreased $.3 million from the first nine months of 2002 compared to 2001 and decreased $.1 million from the third quarter of 2001 mainly due to a decrease in the U.K. operations.

Research and development expenses decreased $.7 million from the first nine months of 2001 and decreased $.3 million from the third quarter of 2001. The decrease for the third quarter and the first nine months was due mainly to a negotiated reduction in the final payment due Bluebird Systems of $.3 million that resulted in a reversal of previously recorded amortization expense and further contributing to the year to date decrease was a reduction in salaries and related benefits.

General and administrative expenses increased $.4 million from the first nine months of 2001 and remained flat on a third quarter of 2001 to 2002 comparison. The increase in the nine month comparison is mainly due to the recording of the settlement of the Southern Computer Systems stock purchase agreement during the second quarter of 2001, which forgave $.5 million due under the consulting and non-compete retainer.

Interest expense decreased $.7 million from the first nine months of 2001 and decreased $.2 million from the third quarter of 2001 due to the total debt restructuring that was effective December 31, 2001 and the reduction of interest rates. Both the line of credit and term loan carry an interest rate of prime plus 2%. The weighted average interest rate for the first nine months of 2002 was 5.6% compared to 9.9% in 2001.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 decreased $.9 million from December 31, 2001 levels.

Total borrowings decreased $2.3 million to $9.6 million at September 30, 2002 from December 31, 2001. The available balance on the line of credit was $2.4 million at September 30, 2002. The available line of credit decreased by $.75 million on July 1, 2002. As of September 30, 2002, the Company is in compliance with all of the financial covenants related to its debt. (See Note 3 for further details.)

Operating activities provided $1.4 million of cash in the first nine months of 2002.

Non-cash expenses recorded during the first nine months of the year were $2.1 million, a decrease of $1.3 million from the same period in 2001. The decrease is mainly due to the elimination of goodwill amortization expense of $1 million mandated by the change in rules relating to FASB No. 142. Non-cash expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service spare parts inventory, amortization of software license and in 2001, amortization of goodwill.

Net accounts receivable and unbilled receivables at September 30, 2002 decreased $.3 million from December 31, 2001 due to the collection of outstanding receivables.

Total inventories at September 30, 2002 increased $.3 million from December 31, 2001. Total manufacturing inventories increased $.5 million from the beginning of the year mainly due to the fourth quarter production plan. Customer service inventories decreased $.2 million mainly due to amortization of inventory.

Net plant and equipment decreased $.3 million from December 31, 2001 mainly due to depreciation expense reported during the first nine months of the year.

Software license decreased by $.6 million from December 31, 2001 due to the amortization of the source code licensing agreement.

Accounts payable decreased $.5 million from December 31, 2001 due to the timing of payments.

Customer deposits increased $.7 million from December 31, 2001 due to the addition of various contracts.

Other current liabilities decreased by $.5 million from December 31, 2001 due mainly to the final payment and the negotiated reduction in the total amount due Bluebird Systems, which fulfilled the liability for the purchase of the source code license. (See Note 9 for further details)

Notes payable to lender decreased $2.3 million due to the pay down of the line of credit during the first nine months of 2002.

Other liabilities increased $.4 million mainly due to accruals for lease payments that were deferred as part of the debt restructuring and will mature on December 31, 2004 and accrued interest on the mandatory redeemable preferred stock.





Disclosure Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                               ITEM 6 (A) EXHIBITS


Listing of Exhibits


Exhibit 99.1               CEO Certification pursuant to Section 906 of the
                              Sabanes-Oxley Act.


Exhibit 99.2               CFO Certification pursuant to Section 906 of the
                              Sabanes-Oxley Act.

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                    For the Quarter Ended September 30, 2002


No reports on Form 8-K were filed during the third quarter of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                  (Registrant)




Date       November 14, 2002                        /  ss/
                                        James C. Mavel
                                        Chairman, Chief Executive Officer and
                                        President



Date      November 14, 2002                      /  ss/
                                       Michael J. Villano
                                       Chief Financial Officer,
                                       Vice President and Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, James C. Mavel, Chairman, Chief Executive Officer and President of Scan-Optics, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Scan-Optics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                            ________/ ss_/____________________
                                            James C. Mavel
                                            Chairman, Chief Executive Officer
                                            and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, Michael J. Villano, Chief Financial Officer, Vice President and Treasurer of Scan-Optics, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Scan-Optics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                     _______/  ss_/_____________________
                                     Michael J. Villano
                                     Chief Financial Officer, Vice President
                                     and Treasurer