Form 10-K
period 2002-12-31
SCAN OPTICS INC
filed 2003-03-31
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                    -----------------------------------------
( )Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                          --------------------------------------
Commission File No. 0-5265
                  --------------------------------------------------------------

                                SCAN-OPTICS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                      06-0851857
--------------------------------          ----------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)


169 Progress Drive, Manchester, CT                        06040
--------------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code

                                 (860) 645-7878
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:      None
                                                          ----------------------

Securities registered pursuant to
Section 12(g) of the Act:             Common stock, $.02 par value
                                      ----------------------------
                                             (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 126-2)                    (_) YES (X) NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
$2,083,125 as of June 30, 2002.

The number of shares of common stock, $.02 par value, outstanding as of March 24, 2003 was 7,439,732.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the definitive Proxy Statement, relating to the 2003 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III-Item 10 -Directors  and  Executive  Officers of the  Registrant
Part III-Item 11 -Executive  Compensation
Part III-Item 12 -Security Ownership of Certain Beneficial Owners and Management
Part III-Item 13 -Certain Relationships and Related Transactions

                                     PART I

ITEM 1 - BUSINESS
-----------------

Scan-Optics, Inc. (the "Company") was incorporated in Delaware in 1968 and has its principal office at 169 Progress Drive, Manchester, Connecticut 06040.

The Company provides information capture hardware and software products combined with lifecycle support and maintenance services, which constitute the platform for its systems integration and professional services organization to create information management solutions in response to a customer's business needs.

The Company is a leader in developing, applying and supporting technology to solve information capture and customer service problems for government agencies and commercial businesses. Historically the Company's research and development activity has focused on improving accuracy and performance of the image and "OCR" (optical character recognition) scanning platforms yielding the premier scanner in the industry. More recently this effort has grown to encompass the expansion and enhancement of the software suites that surround these versatile scanner platforms. Acquired and developed expertise in database, storage, network and Microsoft development environments have enhanced the Company's strength in developing and supporting complex system integration projects. Still focused on the information capture portion of system architecture, the Company has built a comprehensive development and support infrastructure. The range of these solutions has expanded to include data capture, data perfection and archival solutions, adding value to the information available for our customers to better serve their customers and manage their business.

The Company's strategy is to provide information capture solutions to select vertical markets. With demonstrated success in, government, insurance, assessment, transportation, order fulfillment and financial markets, the Company has chosen to focus on and serve these industries.

The Company has three distinct divisions: Solutions and Products, Access Services and Manufacturing Services. These divisions are established to focus the Company's resources and assets in a cost-effective manner on the clients that it serves. Although each division is autonomous in pursuit of new business and revenue sources, they possess tremendous synergy for the end-user community that is searching for a "single-source" supplier.

The Company's Solutions and Products Division combines technology with its experience and expertise in the development of cost-effective, high quality solutions for applications in the government, insurance, assessment, transportation, order fulfillment and financial markets. The Company's ability to offer customized and integrated system solutions has helped customers all over the world to meet their productivity and profitability objectives.

The Access Services Division of the Company provides third party and proprietary product maintenance services nationwide, as well as in the UK and Canada. The Company has been selected by over 18 companies to provide maintenance services for their products at the customer site or through the Company's depot maintenance facility. In support of its many third-party contracts, the Company has implemented a logistics and dispatch center that is being utilized in support of several high volume, low cost products. This business model demonstrates the flexibility of the Company to provide customized services to meet customer needs, versus having the customer adapt to Company's business model. Like the rest of the Company this division depends on its ISO9001 quality processes to assure high levels of customer satisfaction.

The Manufacturing Services Division manufactures the Company's high performance proprietary scanning platforms. Due to its ability to deliver high quality products, this division is able to attract several contract manufacturing customers. Recently it supplemented its ISO9001 certification with initial FDA registration that authorizes the Company to manufacture medical diagnostic imaging equipment. This division is also establishing an outsourcing capability, Business Process Outsourcing ("BPO"), which is a service to image-enable documents for subsequent document management, storage and retrieval. These services provide a low-risk, cost-effective solution for customers with document imaging needs and will follow the disciplined process for quality control that have served the division in the past.


SOLUTIONS AND PRODUCTS DIVISION

Solutions
Focused on the needs of the client, the Company follows an ISO9001 documented process to define the customer requirements prior to proposing a value-based information capture solution. The solution may be rich in Scan-Optics product and technology content or may integrate third-party technology to meet specific customer objectives. Because of its investment in the skills and expertise of its development organization, the Company is well positioned to deliver quality solutions in a timely manner. This capability is further enhanced by over 33 years of experience serving specific target markets.

Target Markets
The Company has six defined target markets that are a focus for its go-to-market strategy. The following describe these markets:
o Government - federal,  state and local tax  processing, licensing and labor reporting
o Insurance - medical claims and enrollments
o Assessment - test scoring
o Transportation  - proof of delivery and 3rd party billing accounting
o Order Fulfillment - subscription and order processing
o Financial - proxy balloting and real estate taxes

Scan-Optics Technology
The Company has continually been on the leading edge of technological developments in the OCR, "ICR" (intelligent character recognition), "OMR" (optical mark read) and Imaging arena. Our most recent developments have yielded a patent application for gray scale OMR recognition for assessment applications and software based endorsement of images and a patent for "detecting double documents" using acoustic sensors.

Software Products
Scan-Optics' AccuScore, for the automatic scoring of "bubble" forms, uses electronic image-capture technology in conjunction with patent pending gray scale OMR recognition software for performing the scoring with:

o Inexpensive paper or printing
o Industry  standard  image  scanners
o Flexible,  easy-to-use forms  definition tool
o Extremely high accuracy rates
o Greater  flexibility in forms design

Scan-Optics' DocWise, provides a secure digital information archive utilizing sophisticated workflow processes. DocWise can store virtually any type of electronic file: E-mail, computer documents (Microsoft Excel and Word), digital photos, faxes, XML files and ERM reports. DocWise provides security under Windows NT, 2000 and XP security architecture with seven levels of access rights built in. DocWise has the capacity to import and index thousands of documents per hour in industry standard TIFF format.

Scan-Optics' ImageEMC++, developed as a result of the Company's experience with many of the nation's leading health insurance and other claims payment companies, is a comprehensive business solution designed to efficiently process the paper forms and other documents these organizations receive. It equips the organization with the technology to minimize the time and labor involved with processing single and multi-part health claims, enrollments, and other forms, as well as correspondence, re-pricing sheets and other general documents.

Scan-Optics' PayWise, is a turnkey solution designed to increase the efficiency of an Accounts Payable department by integrating image processing of the supplier invoice to a company's' Accounts Payable system. The Company has implemented this product in its own SAP accounts payable function with significant cost and efficiency savings.

TIS eFLOW, comes to the Company through a cooperative marketing agreement with Top Image Systems, Ltd. and provides forms processing in both structured and unstructured environments.

TIS eMobilis, comes to the Company through a marketing agreement with Top Image Systems, Ltd. and provides electronic data entry via electronic devices such as personal digital assistants (PDA's).

Mitek, is a character recognition engine that has been integrated into many Scan-Optics solutions.

SONAR (Scan-Optics Neural Auxiliary Recognition) is a software product released in 2001. SONAR incorporates the Company's patented Context Edit product and ICR recognition technology for lower volume forms/data capture applications. Applications such as enrollments with address changes are ideally suited for SONAR.

Hardware Products
Scan-Optics' Series 9000M and the Series 9000mm image scanners feature modular design, advanced digital camera technology, with black and white, color or grayscale output. Both scanners are based on Windows 2000 operating environment, and can process intermixed forms of varying sizes and weights, and both are available as simplex or duplex, with an integrated image quality monitor, acoustic double-detect feeder, and character recognition rates up to 10,000 characters per second.

Scan-Optics' Series 8000 image only scanner is targeted at the mid-range market for production scanning. Rated at 200 pages per minute, the Series 8000 scanner family converts large volumes of documents into compressed industry standard electronic images.

In 2003, the Company intends to continue its aggressive program of research and development enhancements of additional options and capabilities for its existing products as well as the development of new products that utilize the advantage of the Company's core competencies. The Company will continue to develop relationships with other technology companies to provide technology outside its product suite to be implemented through the Company's integration services organization to meet customer requirements.

Core Competencies
Key product disciplines utilize integration expertise and experience that leverage the core competencies of the Company to provide specific solution alternatives. These core competencies include:
      Document Scanning
      Image Enhancement Algorithms and Image Quality
      Character Recognition (OCR, ICR, Barcode, Mark Sense, OMR, etc.) Key-From-Image and Key-From-Paper Data Entry
      Document Management, Workflow and Availability
      Line of Business Domain Knowledge
      Professional Services (Design, Development, Installation and Support) Value Added Engineering Services and Solutions


Professional Services
In order to provide a total solution to the customer, the Company has provided a consultative approach to integrate solutions with proven professional services core competencies in the following areas:

  Application Expertise      Industry Standards       Open Systems
  Archival / Retrieval       Installation             Paper Handling
  Custom Engineering         Microfilming             Project Management
  Development Tools          Networking               Systems Engineering
  Forms Design               Neural Technology        System Integration
  Imaging                    OCR Technology           Training
  Microsoft 2000             Database                 Performance Tuning

The Company has provided software solutions to its customers since 1968. Utilizing Company developed products and third-party products, the professional services group provides turn-key solutions to address the customer's mission critical applications. The Company's image scanners provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in its target markets.

These targeted solutions are provided through the professional services offered by the Company. The Company also provides individual, custom software services as requested by the customer. In this way, the Company can either provide the entire solution of hardware and software with support or simply provide those specific services that the customer desires.

Customer Satisfaction

Expansion of this business has been possible with the excellent customer relationships that we enjoy. Customer satisfaction continues to be a key area of focus for the Company. Our quality processes focus on the delivery of quality products and services and we monitor, measure and report customer satisfaction levels in various surveys conducted throughout the year. The surveys also follow a documented quality process within our ISO9001 certification program. Management meets weekly to assure the proper attention is focused on the needs of our customers.

Value-Added Engineering Services and Solutions
The Company has been supplying engineering services and solutions to meet customer needs since introducing its first fully integrated solution in 1976. The solutions include scanning, recognition, Key-From-Image, data entry, archival storage and retrieval, and communications. The following are three examples of the capabilities of the Company's engineering services organization:

o During 1993, the Company was selected to develop a prototype system to process medical claims for a healthcare agency in Japan. This system was designed with 36 stacker pockets for sorting forms; expanded paper handling capabilities for light-weight, flimsy forms; high resolution image cameras to permit recognition of complex Japanese kanji characters; and software forms recognition for up to 20,000 different document formats.

o The Company has developed special recognition techniques to process order forms that contain stamps. These stamps are used as an entry into a sweepstakes contest or to select ordered items for a record or book club. The stamps are of a multitude of colors and are successfully processed through the Company's special recognition features. Similar techniques have been used to provide quality and fraud control application for the indicia from postal meters.

o The Company has also developed recognition analysis for educational test scoring. This process is accomplished in full duplex mode at a transport speed of 50 inches per second.

ACCESS SERVICES DIVISION

The Company has been offering service and maintenance support to its customer base since 1968. This support is available with either leased or purchased systems in both domestic and international markets.

Maintenance service is provided through a network of over 120 service technicians worldwide. The Company provides on-site service with response times of 2 to 24 hours based on the service plan selected by the customer. In support of its third-party maintenance contracts Scan-Optics has developed comprehensive depot maintenance capability with logistics and call center support. The Company focuses on comprehensive diagnostic routines, modular designs, preventive maintenance procedures and customer surveys to provide its users high system availability to perform mission critical applications.

The Company's customers include government, insurance, assessment, transportation, and order fulfillment companies, financial institutions and manufacturers in the U.S., Canada, Latin America, Europe and Asia. The Company maintains high standards of teamwork and customer satisfaction.


MANUFACTURING SERVICES DIVISION

Manufacture of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. A majority of parts are purchased, including many complex electronic and mechanical subassemblies. The Company also purchases major standard components, including low speed scanners, jukeboxes, PCs, printers and servers. An important aspect of the Company's manufacturing activities is its quality control program documented in the ISO9001 quality system. One of the many methods to assure quality is the use of computer-controlled testing equipment.

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

Beginning with the customer's plans, the Company can manage each project from concept to completion. The capabilities provided include:
         Project Management
         Engineering and Prototyping
         Procurement and Materials Management
         Precision Machining, Sheet metal Fabrication and Welding
         Networks/System Integration
         Systems Testing
         Just-in-Time/Kanban Delivery Systems
         Professional Services and Training
         Worldwide Field Service - through Access Services
         Agency Standards Certification (FCC, UL, CE, CSA, ISO9001)
         Strong Supplier Relationships with:
                  Commercial Painting and Metal Finishing
                  Printed Circuit Board Assemblies and Testing
                  Wire Harness and Cable Assembly and Testing
                  Specialty Packaging
                  Worldwide Shipping

This division is also utilizing its manufacturing process disciplines in structuring an outsourcing service capability for image capture and data entry. Although it is in the early stages of development the Company believes the disciplines that are practiced everyday in the manufacturing process will add significant customer value in terms of quality and efficiency to an outsourcing function.


SIGNIFICANT CUSTOMERS

In 2002 and 2001, no customers accounted for more than 10% of total revenue. In 2000, the Company derived 13% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan.


CHANNELS OF DISTRIBUTION

The Company sells directly to end-users and integrators in the USA and distributors internationally.


QUALITY

All aspects of the Company's business fall under the ISO9001 certification requirements. Customer satisfaction is a driving priority and the chosen method of producing the measurable results is through the documented procedures defined in the Company's quality manual.

BACKLOG

The backlog for the Company's products and services as of December 31, 2002 was approximately $18.7 million. As of December 31, 2001, the backlog was approximately $22.5 million. Backlog as of March 19, 2003 was approximately $24.9 million. The backlog consists of equipment, software and services to be sold and non-cancelable rentals and maintenance due on existing rental and maintenance contracts over the next year. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of professional services and software customization required.


COMPETITION

The Company's Solutions and Products Division competes with software service providers who integrate systems with products from multiple vendors. The Company differentiates its solutions by offering a total system, including post installation support of hardware and software services along with image scanning and document handling transports under the defined processes in the ISO9001 quality manual. The Division focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company and implemented under strictly defined quality processes.

A large portion of the revenue generated by the Access Services Division is from post installation hardware and software services on integrated systems installed by the Company's Solutions and Products Division. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The remaining revenue is generated by the field repair of electro-mechanical devices manufactured by third-party equipment manufacturers, primarily of scanner products, that do not have their own field maintenance staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality, which has been generated from the strict adherence to its ISO9001 quality process manual and its 33 years of experience in providing scanner repair in this market.

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

ISO9001 CERTIFICATION

In 2000, the Company took the first step in expanding its quality program by bringing the Access Service Division into compliance with the already certified product development organization and manufacturing division. The Company also performed internal audits to test for compliance in the sales, design, manufacturing and service areas to continue to improve the quality management system. The registering body performed four surveillance audits on the Company's product development and manufacturing divisions, all of which were successful.

In 2001, the Company maintained its quality systems and began to prepare for the transition to ISO9001:2000.

During November 2002, the Company introduced the new quality scope, which encompasses all areas of the Company. The scope of the certification is for the design, manufacture, installation and service of scanning equipment; the contract manufacturing, installation and service of electro-mechanical devices; the provision of related products and software services including the design, development, installation and support; and project management of integrated solutions for targeted lines of business.

In 2003, we continue our transition to ISO9001:2000. The Company expects to complete the transition process and obtain ISO9001:2000 certification by October 2003.


PATENTS

The Company currently has nine United States patents in force and one pending which expire between 2003 and 2022. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and attempts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC. for use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports. In 2000, the Company filed for a patent for gray scale OMR used in test scoring applications. In 2001, the Company received the patent for the ultrasonic overlapping document detection system for our scanners.

EMPLOYEES

As of December 31, 2002 the Company employed 192 people, including 17 with administrative responsibilities, 22 in marketing and sales, 101 in software and service activities, 14 in engineering and 38 in manufacturing capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.


FUNDED DEVELOPMENT AGREEMENTS

During 2002, 2001 and 2000, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $43,000, $110,000 and $200,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


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


                                                                    Year Ended December 31
(thousands)                                                 2002                2001          2000
-------------------------------------------------------------------------------------------------------

Revenues
  Solutions and products                           $        16,376    $        16,667   $       23,295
  Access services                                           11,499             13,193           12,669
  Contract manufacturing services                            1,466                880            2,338
                                                      -------------------------------------------------
    Total revenues                                          29,341             30,740           38,302

Cost of solutions and products                              10,715             13,298           22,806
Service expenses                                             8,539             11,200           11,287
                                                      -------------------------------------------------

    Gross profit margin                                     10,087              6,242            4,209

  Operating expenses, net                                    9,175             12,522           21,918

                                                      -------------------------------------------------
Income (loss) before income taxes                  $          912     $        (6,280)  $      (17,709)
                                                      =================================================

Total assets                                       $        26,406    $        27,380   $       36,513

Total  expenditures  for  additions to
long-lived assets                                  $            79    $           121   $          109



Certain 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

Note: In 2002 and 2001, no customers accounted for more than 10% of total revenue. In 2000, the Company derived 13% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan.

The Company has international distributors located in 13 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)                  2002           2001            2000
---------------------------------------------------------------------
Latin America     $      72   24% $       152    3% $     152     2%

Europe                  149   49%       3,706   73%     1,667    22%
Pacific Rim              81   27%       1,220   24%     5,881    76%
                  ---------------------------------------------------
                  $     302       $     5,078       $   7,700
                  ===================================================

Export sales represented 3%, 45%, and 43% of hardware and software revenues for the three years ended December 31, 2002, 2001, and 2000, respectively.


ITEM 2 - PROPERTIES
--------------------

The Company's world headquarters and manufacturing facility is located in an 84,000 square foot, one-story building in Manchester, Connecticut, leased for a term expiring in December 2006. The Company also leases 1,238 square feet of office space, under a lease expiring in July 2005, in Dallas, Texas for professional services and sales.

Scan-Optics, Ltd., a wholly owned subsidiary in the United Kingdom, also leases office space for sales, service, and equipment demonstration.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

There are two lawsuits currently pending against the Company. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against both lawsuits and the resolution of these matters will not have a material adverse effect on the Company's financial position or annual operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matters during the fourth quarter of 2002 to a vote of the stockholders.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.
                                                                     Officer
Name                   Age     Principal Occupation:                  Since
-----------------------------------------------------------------------------

James C. Mavel         57      Chairman, Chief Executive Officer
                               and President                          1996

Joseph P. Crouch       40      Vice President -
                               Manufacturing Services Division        1999

Richard C. Goyette     51      Vice President -
                               Sales and Marketing                    1996

Richard D. Harris      42      Corporate Secretary                    2001

Joel K. Howser         55      Vice President -
                               Software Development                   1998

Clarence W. Rife       63      Vice President -
                               Access Services Division and
                               Hardware Engineering                   1975

Michael J. Villano     43      Chief Financial Officer, Vice
                               President and Treasurer                1992

Alan W. Ware           64      Vice President -
                               Project and System Integration         2000



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

Mr. Crouch joined the Company in March 1999 and was appointed to the position of Vice President - Manufacturing Services Division in November 1999. Prior to joining the Company, Mr. Crouch was Director of Manufacturing Operations for CalComp's Input Technologies Division. Mr. Crouch had over ten years of contract manufacturing experience before joining the Company.

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

Mr. Harris joined the law firm of Day, Berry and Howard LLP in 1990 and became partner in 1998. He was appointed to the position of Corporate Secretary in January 2001.

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

Mr. Rife has been employed by the Company since 1969 and was appointed to the position of Vice President in 1975. He is currently Vice President - Access Services Division and Hardware Engineering.

Mr. Villano joined the Company in 1986 and in 1988 was named Assistant Controller. In 1989 he was promoted to the position of Controller, in February 1992 was named Vice President and Controller and in March 1994 was named Chief Financial Officer and Vice President. Mr. Villano was appointed Treasurer in May 1997.

Mr. Ware joined the Company in October 2000 as Vice President - Project and System Integration. Prior to joining the Company he was Chief Executive Officer and Chairman of American OBGYN, Inc. (formally Spectrascan Imaging Services, Inc.) from 1984 to 2000. He was Vice President of Sales and Marketing for Scan-Optics from 1974 to 1984 and Director of Engineering and Customer Service at Recognition Equipment, Inc. from 1968 to 1974.

The executive officers are elected for a one year term effective at the conclusion of the Annual Meeting of Stockholders each year. There are no family relationships between any of the listed officers.

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
-----------------------------------------------------------------
              EQUITY AND RELATED STOCKHOLDER MATTERS
              --------------------------------------


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two-year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. Effective November 10, 2000 the Company was notified by The NASDAQ Stock Market, Inc. that its common stock would begin listing on the Over the Counter Bulletin Board. This action was taken because of the inability to maintain the $1 per share bid price requirement for continued listing on the NASDAQ Stock Market. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 912 stockholders of record at December 31, 2002.


Quarter Ended        March 31                    June 30                September 30             December 31
                  High         Low          High          Low          High         Low         High        Low
----------------------------------------------------------------------------------------------------------------
2002             $  .41       $  .22       $  .38       $  .26         $  .39      $  .25      $  .40     $  .25
2001             $  .33       $  .14       $  .35       $  .21         $  .93      $  .27      $  .35     $  .20



The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future. The Company's loan agreement does not allow dividend payments on common stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)                  2002             2001               2000              1999               1998
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                 $ 29,341      $  30,740           $  38,302          $ 51,992           $ 53,971
                                             =======================================================================================

Income (loss) before income taxes                   912         (6,280)            (17,709)            (8,415)            3,234
Income taxes (benefit)                               81             33                  61              (240)             1,105
                                             ---------------------------------------------------------------------------------------

Net Income (Loss)                                  $831       $ (6,313)          $ (17,770)          $(8,175)           $ 2,129
                                             =======================================================================================

Basic earnings (loss) per share                     .12           (.90)              (2.53)            (1.17)             0. 31

Basic weighted-average shares                  7,026,232     7,026,232           7,025,064         6,979,651          6,921,331

Diluted earnings (loss) per share                    .11          (.90)              (2.53)            (1.17)              0.30
Diluted weighted-average shares                7,317,437     7,026,232           7,025,064         6,979,651          7,102,658



SELECTED BALANCE SHEET DATA


Total assets                                      26,406        27,380              36,513            56,792             54,301
Working capital (deficit)                          5,283         4,184              (9,833)            4,727             15,107
Long Term Obigations                              10,682        11,397
 Mandatory redeemable preferred stock              3,800         3,800
 Total stockholders' equity                        1,272           360               4,307            22,081             30,246



The Company has not paid any dividends for the five-year period ended December 31, 2002.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

Certain  amounts  have  been   reclassified  to  conform  to  the  current  year
presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
-----------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Outlook
The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring effective December 31, 2001 (see Note F to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2002 of approximately $10.5 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company reported net income for the year of $.8 million or $.11 per diluted share, compared to a net loss of $6.3 million, or $.90 per diluted share, for 2001. During the fourth quarter of 2002, the Company determined that certain amounts previously recorded as liabilities were no longer due or have been settled for amounts less than previously recorded. This resulted in other income of $.4 million in the fourth quarter of 2002. During the third quarter of 2002, the Company negotiated a reduction in the final payment due BlueBird Systems, Inc. for the 1999 purchase of the DocWise source code license which resulted in a reduction of previously recorded amortization expense of $.3 million. The Company has delivered excellent operational results even though the industry has been burdened with a difficult economic environment. Our efforts to improve efficiencies through quality control have paid significant benefits to our customers and our bottom line. We are fully committed to delivering successful solutions by using the quality standards we have established under our ISO9001 certification.

The Company has three major initiatives currently underway to develop sources of revenue growth and increase profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, introduction of a Business Process Outsourcing Service, and expansion of the Access Services Division to include enterprise wide maintenance services. A fourth initiative that is currently on hold is to add long term value through the acquisition of key strategic products or enterprises. The inability of the Company to carry out these initiatives may have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to place its primary focus on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $1.8 million from 2001 to 2002 mainly in the assessment market.

The second initiative, introduced in early 2003, is a Business Process Outsourcing ("BPO") Service to image-enable documents for subsequent document management, storage and retrieval. The Company's' new BPO Services provide a low-risk, cost-effective solution for customers with document imaging needs. As increasing numbers of both government and commercial clients migrate from paper-based filing systems to state-of-the-art image-based storage and retrieval systems, they are faced with the need to convert their existing paper files or opt to outsource the activity to a proven solution provider. The BPO services offer customers a high quality, ISO9001 certified, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, and further leveraging software skills, resources and process controls.

The third initiative, recently announced by our Access Services Division, is an expansion to include enterprise wide maintenance services. Leveraging off the experience it has gained through its many third party agreements, Access Services is well positioned to expand maintenance coverage and provide customers with "one number to call" for maintenance services regardless of the equipment manufacturer. Through the division's 120 technical service representatives strategically located throughout the US, the Company believes that it can provide high quality, cost effective enterprise maintenance to its existing customer base as well as new accounts.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

RESULTS OF OPERATIONS - 2002 VS. 2001

Total revenues decreased $1.4 million or 5% from 2001 to 2002.

Hardware and software revenue increased $.1 million or 1% from the prior year. North American sales increased $4.9 million or 80% due mainly to the replacement of obsolete Series 9000 systems that were at least seven years old and were not capable of being maintained due to the lack of parts availability. Total international sales decreased $4.8 million or 94% from 2001. International sales in the Pacific Rim decreased 93% or $1.1 million due to the significant reduction of spare parts orders and scanner systems sold to the Company's distributor in Japan. Sales to Europe decreased $3.6 million or 96% due to a large integrated solution sale to the British government that was recorded in 2001. Latin American sales remained consistent with the prior year mainly due to the continued decline in economic conditions in the Latin American countries.

Professional services revenue increased $.2 million or 3% from 2001 to 2002 mainly due to the increase in hardware and software revenue.

Access services revenue decreased $1.7 million or 13% from 2001 to 2002 due mainly to a decrease in revenue from the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business or the use of other technologies.

Cost of hardware and software revenue decreased $1.5 million or 16% from 2001. Cost of hardware and software revenue as a percentage of revenue was 69% in 2002, as compared to 83% in 2001. The decrease is mainly due to the improvement in gross margins related to the sales mix. In 2002, the Company recorded approximately three times the number of Series 9000 scanners as compared to 2001, which accounted for more revenue and increased margins. In 2001, a significant portion of the revenue was made up of third-party products and distributor sales of Series 8000 scanners, which yield lower margins than Series 9000 scanners.

Cost of professional services revenue decreased $1.1 million or 27% in 2002 compared to the prior year mainly due to decreases in salaries and related expenses of $.3 million, contractor expenses of $.5 million, travel expenses of $.1 million and other expenses of $.2 million. Cost of professional services revenue as a percentage of revenue was 44% in 2002, as compared to 62% in 2001.

Cost of Access services revenue decreased $2.7 million or 24% from 2001 to 2002. The decrease is mainly due to a decrease in goodwill amortization expense of $.8 million, a decrease in UK operating expense of $.7 million and a decrease in salaries and related expenses of $.6 million. Cost of Access services revenue as a percentage of revenue was 74% in 2002, as compared to 85% in 2001.

Sales and marketing expenses decreased $.6 million or 16% from 2001 mainly due to a decrease in UK operations.

Research and development expenses decreased $1.1 million or 39% from 2001 mainly due to a decrease in salaries and related expenses of $.6 million and amortization of the software license agreement of $.5 million in 2001.

General and administrative expenses decreased $.2 million or 6% from 2001 mainly due to decrease in goodwill amortization expense of $.5 million, and a $.2 million decrease in legal and accounting fees, offset by the recording of the settlement of the Southern Computer Systems stock purchase agreement which forgave $.5 million due under the consulting and non-compete retainer in 2001.

Interest expense decreased $.9 million from 2001 due to the $6.5 million reduction in the Company's outstanding debt as a result of the debt restructuring that was effective December 31, 2001, as well as the reduction in the prime rate that occurred in 2002. The weighted average interest rate was 5.5% in 2002 compared to 9.8% in 2001.

Other Income increased $.4 million due to the reduction of certain amounts previously recorded as liabilities that were no longer due or have been settled for amounts less than previously recorded.


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

General and administrative expenses decreased $6 million or 60% from 2000 mainly due to the accounts receivable allowance recorded during the fourth quarter of 2000 for various accounts that were determined to be uncollectable which was not required in 2001 and the recording of the settlement of the Southern Computer Systems stock purchase agreement which forgave $.5 million due under the consulting and non-compete retainer. (See Note C.)

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



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1.4 million from 2001 to 2002 mainly due to the paydown of the revolving line of credit.

At December 31, 2002, the Company had $10.5 million in outstanding borrowings, with $1.5 million classified as current, against its $12 million available borrowings. The Company anticipates meeting its current obligations and resource needs through the funds generated from operations. The average borrowing level for 2002 was $10.7 million compared to $18.3 million for 2001. The decrease is due to the debt restructuring that was effective December 31, 2001 (See Note F) and payments of portions of the outstanding debt from cash flow generated in 2002.

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch Partners, LLC. ("Patriarch"), which resulted in forgiveness of a portion of outstanding term debt, additional borrowing capability in the short term and reduced interest expense due to reduced debt levels. In exchange for the forgiveness of debt, the Company issued shares of preferred stock and warrants to purchase common stock. The debt agreement expires on December 31, 2004. The Company believes that the restructuring will allow execution of the Company's business plan through the term of the debt agreement. The Company currently anticipates that it will be able to renew or refinance its long term debt at maturity in December 2004, although there can be no assurance as to the availability or terms of such financing. The loan agreement with Patriarch contains covenants which, among other things, require the maintenance of minimum earnings before interest and taxes, depreciation and amortization, capital expenditure spending limits, accounts receivable write-offs and backlog levels. (See Note F.)


The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity as of December 31, 2002.


Contractual Obligations                                    Payments Due by Period
-------------------------------------------------------------------------------------------------------------------
(thousands)                                              Less than 1          1- 3          4 - 5        After 5
                                              Total         year             Years         Years          years
-------------------------------------------------------------------------------------------------------------------
Notes payable                                  $ 10,542       $ 1,500       $ 9,042
Interest payable                                    407                         407
Executive insurance agreement                       408                          50        $  100        $  258
Capital leases                                      361            74           222            65
Operating leases                                  2,337           646         1,327           104           260
-------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations             $ 14,055      $  2,220      $ 11,048        $  269        $  518
-------------------------------------------------------------------------------------------------------------------


Operating activities used $.2 million of cash in 2002 compared to providing $.9 million in 2001. The non-cash expenses in 2002 were $2.5 million compared to $5.1 million in 2001. The non-cash items relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service inventory and software license, amortization of goodwill, provisions for losses on accounts receivable, provisions for inventory obsolescence and non-cash income from a reversal of previously recorded liabilities. These and other components of operating activities are discussed below.

Net accounts receivable and unbilled receivables increased $.6 million from December 31, 2001. The increase is mainly related to the slowdown in the economy, which the Company believes has caused many companies to extend beyond their traditional payment timeframes.

Total  inventories  increased  $.6  million  from  2001  levels.   Manufacturing
inventories increased $.8 million during the year due to an increase in materials and component parts of $1.2 million which was offset by a decrease in work-in-process and finished goods inventory of $.4 million. The increase in materials and component parts is mainly due to an increase in the production schedule for the first quarter of 2003. The manufacturing inventory increase was offset by a decrease in customer service inventory of $.2 million, which was mainly attributable to the amortization of spare parts inventory.

Net plant and equipment decreased $.1 million in 2002. This decrease is due to depreciation of $.4 million which was offset by new capital leases of $.3 million.

Software license decreased by $.6 million due to amortization of the source code license recorded during the year of $.3 million and a negotiated settlement which reduced the final payment due of $.3 million.

Goodwill decreased by $.2 million in 2002 due to the reduction of certain amounts previously recorded as liabilities that were no longer due or have been settled for amounts less than previously recorded. The amortization of goodwill was eliminated as of January 1, 2002 due to the issuance of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles".

Accounts payable decreased $1 million from December 31, 2001 due to the control of expenses and the timing of payments along with a $.6 million decrease due to the reduction of certain amounts recorded as accounts payable that were no longer due or have been settled for amounts less than previously recorded.

Notes payable to bank decreased $1.4 million due to pay down of the notes payable during the year. (See Note F.)

Salaries and wages decreased $.4 million from 2001 mainly due to a $.2 million decrease in accrued commissions, a $.1 million decrease in bonus accrual, and a $.1 million decrease in accrued vacation.

Deferred revenue increased $.1 million as a result of the increase in annual and quarterly maintenance billings that are subsequently recognized in revenue over the maintenance period covered by the billing.

Customer deposits increased $.8 million due mainly to two large orders that contained deposit requirements as part of the contract.

Other current liabilities decreased $.7 million due mainly to a decrease in legal and accounting fees of $.2 million, a decrease in accrued health and other employee related insurance of $.1 million, a decrease of $. 3 million due to a negotiated reduction in the final payment due BlueBird Systems, Inc. for the 1999 purchase of the DocWise source code license.

Other long term liabilities increased $.6 million mainly due to accruals for lease payments that were deferred as part of the debt restructuring and will mature on December 31, 2004, and accrued interest on the mandatory redeemable preferred stock and a new capital lease.

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

Inventories - slow moving and obsolete: The Company performs regular reviews of excess and obsolete manufacturing inventories to determine if the inventory reserve recorded on the balance sheet is adequate to cover the value of parts deemed excess or obsolete. The review is based upon current inventory levels, expected product sales over the next twelve to twenty four months and Access Services requirements for spare parts. Should the Company not achieve expected product sales or if Access Services parts requirements should change, future losses may occur through the requirement of additional reserves for excess and obsolete inventory.


Long-lived assets: The Company records impairment losses and on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than net book value. The Company also evaluates the amortization periods of longlived assets, to determine whether events or circumstances warrant revised estimates of useful lives. If the business plans the Company utilized to calculate the undiscounted cash flows are not achieved, a potential impairment could exist and a write-down of the net book value of long-lived assets could be required.

Goodwill: Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and were amortized on a straight-line basis over five to twenty years. Beginning January 1, 2002, goodwill is no longer amortized, but is be tested on at least an annual basis for impairment, see Note C.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

In 2001, the Company completed a total debt restructuring (see Note F for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2002 of approximately $10.5 million by $.1 million.

The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars.

Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and to Note A of the Notes to Consolidated Financial Statements.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

Stockholders and Board of Directors
Scan-Optics, Inc.

We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP

Hartford, Connecticut
March 18, 2003

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                        December 31
(thousands, except share data)                                             2002                              2001
-------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                        $               274               $             1,662
  Accounts receivable less allowance of $1,574 in 2002
         and $1,936 in 2001                                                      5,554                             4,353
  Unbilled receivables - contracts in progress                                     377                               945
  Inventories                                                                    9,139                             8,543
  Prepaid expenses and other                                                       591                               504
                                                                 --------------------------------------------------------
    Total current assets                                                        15,935                            16,007


Plant and Equipment:
  Equipment                                                                      8,836                            13,340
  Leasehold improvements                                                         5,209                             5,232
  Office furniture and fixtures                                                    725                             1,338
                                                                 --------------------------------------------------------
                                                                                14,770                            19,910
  Less allowances for depreciation and amortization                             13,456                            18,530
                                                                 --------------------------------------------------------
                                                                                 1,314                             1,380

Software license, net of accumulated amortization
  of $2,140 in 2002 and  $1,773 in 2001                                                                              627
Goodwill                                                                         9,040                             9,249
Other assets                                                                       117                               117
                                                                 --------------------------------------------------------

Total Assets                                                       $            26,406               $            27,380
                                                                 ========================================================





                                                                                        December 31
(thousands, except share data)                                                  2002                    2001
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                 $            2,454      $            3,462
  Note payable                                                                  1,500                   1,500
  Salaries and wages                                                              958                   1,380
  Taxes other than income taxes                                                   501                     524
  Income taxes                                                                     45                       5
  Deferred revenue                                                              2,217                   2,101
  Customer deposits                                                             1,308                     507
  Other                                                                         1,669                   2,344
                                                                  ---------------------------------------------
    Total current liabilities                                                  10,652                  11,823

  Notes payable                                                                 9,042                  10,392
  Other liabilities                                                             1,640                   1,005

  Mandatory redeemable preferred stock, par value $.02
    per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                                          3,800                   3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share, authorized
    1,200,000 shares; none issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares; issued 7,439,732
      shares in 2002 and 2001                                                     149                     149
  Common stock Class A Convertible, par
      value $.02 per share, authorized 3,000,000
        shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                                               38,354                  38,354
  Accumulated Retained-earnings deficit                                       (33,667)                (34,498)
  Accumulated other comprehensive loss                                           (918)                   (999)
                                                                  ---------------------------------------------
                                                                                3,918                   3,006
  Less cost of common stock in treasury,
    413,500 shares                                                              2,646                   2,646
                                                                  ---------------------------------------------
      Total stockholders' equity                                                1,272                     360
                                                                  ---------------------------------------------
  Total Liabilities and Stockholders' Equity                       $           26,406      $           27,380
                                                                  =============================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31
(thousands, except share data)                                               2002               2001                   2000
----------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and software                                         $          11,292   $         11,195    $            18,099
  Professional services                                                     6,550              6,352                  7,534
  Access services                                                          11,499             13,193                 12,669
                                                              --------------------------------------------------------------
    Total revenues                                                         29,341             30,740                 38,302

Costs of Revenue
  Hardware and software                                                     7,816              9,331                 14,685
  Professional services                                                     2,899              3,967                  8,121
  Access services                                                           8,539             11,200                 11,287
                                                              --------------------------------------------------------------
    Total costs of revenues                                                19,254             24,498                 34,093

      Gross Margin                                                         10,087              6,242                  4,209

Operating Expenses
  Sales and marketing                                                       3,273              3,914                  5,909
  Research and development                                                  1,798              2,936                  3,720
  General and administrative                                                3,677              3,899                  9,867
  Interest                                                                    846              1,788                  2,393
                                                              --------------------------------------------------------------
    Total costs and expenses                                                9,594             12,537                 21,889
                                                              --------------------------------------------------------------

Operating income (loss)                                                       493             (6,295)               (17,680)


Other income (loss), net                                                      419                15                     (29)
                                                              --------------------------------------------------------------
Income (loss) before income taxes                                             912            (6,280)                (17,709)

  Income tax expense                                                           81                33                      61
                                                              --------------------------------------------------------------

Net  Income (Loss)                                              $             831   $        (6,313)    $          (17,770)
                                                              ==============================================================

Basic earnings (loss) per share                                 $             .12   $          (.90)    $            (2.53)
                                                              ==============================================================

Basic weighted-average shares                                           7,026,232          7,026,232              7,025,064

Diluted earnings (loss) per share                               $             .11   $          (.90)    $            (2.53)

                                                              ==============================================================
Diluted weighted-average shares                                         7,317,437          7,026,232              7,025,064
See accompanying notes.


SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                             Accumulated      Accumulated
                                                           Capital in         Retained-          Other
                                      Common Stock         Excess of          Earnings       Comprehensive    Treasury
                                  -------------------      Par Value          Deficit        Income (Loss)      Stock      Total
  (thousands, except share data)  Shares       Amount
-------------------------------- ---------------------- ---------------   --------------- ------------- --------------- -----------

Balance January 1, 2000          7,396,232$      148     $   35,568      $      (10,415)   $      (574)    $   (2,646)    $   22,081

Issuance of common stock
upon exercise of stock options      43,500         1             86                                                               87
Net loss                                                                        (17,770)                                    (17,770)
Currency
   translation
   adjustments                                                                                    (91)                          (91)
                                                                                                                        ------------
Comprehensive loss                                                                                                          (17,861)
-------------------------------- ---------------------- -------------- ------------------ ------------- --------------- ------------

Balance December 31, 2000        7,439,732$      149         35,654            (28,185)           (665)        (2,646)        4,307

Issuance of common stock
 warrants                                                     2,700                                                           2,700
Net loss                                                                        (6,313)                                      (6,313)
Currency translation
adjustments                                                                                       (334)                        (334)
                                                                                                                        ------------
Comprehensive loss                                                                                                           (6,647)
-------------------------------- ---------------------- -------------- ------------------ ------------- --------------- ------------

Balance December 31, 2001        7,439,732$      149         38,354            (34,498)           (999)        (2,646)          360

Net income                                                                          831                                         831
Currency translation
adjustments                                                                                         81                           81
                                                                                                                        ------------
Comprehensive income                                                                                                            912
-------------------------------- ---------------------- -------------- ------------------ ------------- --------------- ------------

Balance December 31, 2002        7,439,732$      149     $   38,354      $     (33,667)   $      (918)    $    (2,646)    $    1,272
================================ ====================== ============== ================== ============= =============== ============

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31
(thousands)                                                        2002             2001         2000
--------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income (loss)                                            $    831        $ (6,313)      $(17,770)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Depreciation                                                    425             677            887
    Amortization of customer service inventory and
       Software license                                           2,355           2,886          2,400
    Amortization of goodwill                                                      1,326          1,308
    Provision for losses on accounts receivable                      35                          5,505
    Provision for inventory obsolescence                             50             178          1,064
    Reversal of  previously  recorded  liabilities                 (369)
    Changes in  operating
    assets and liabilities:
      Accounts receivable                                          (668)          6,507          8,032
      Refundable income taxes                                                       124          1,158
      Recoverable income taxes                                                                     740
      Inventories                                                (2,634)         (1,873)        (1,578)
      Prepaid expenses and other                                    (87)            465            537
      Software license                                                                            (174)
      Accounts payable                                             (639)         (2,604)        (2,013)
      Accrued salaries and wages                                   (422)            526           (946)
      Taxes other than income taxes                                 (23)            131           (717)
      Income taxes                                                   40            (116)           121
      Deferred revenue                                              116              24            471
      Customer deposits                                             801            (705)          (141)
      Other                                                          21            (330)           371
                                                                ----------------------------------------------
    Net cash provided (used) by operating activities               (168)            903           (745)

Investing Activities
  Acquisition related settlement                                    209             400
  Proceeds from the sale of plant and equipment                      35                            215
  Purchases of plant and equipment, net                            (114)            (64)          (122)
                                                                ----------------------------------------------
    Net cash provided by investing activities                       130             336             93

Financing Activities
  Proceeds from issuance of common stock                                                            87
  Proceeds from borrowings                                           4,376        3,485         25,686
  Principal payments on borrowings                                  (5,726)      (3,098)       (25,123)
                                                                ----------------------------------------------
    Net cash provided (used) by financing activities                (1,350)         387            650

Increase (decrease) in cash and cash equivalents                    (1,388)       1,626             (2)
Cash and Cash Equivalents at Beginning of Year                       1,662           36             38
                                                                 ---------------------------------------------
Cash and Cash Equivalents at End of Year                            $  274     $  1,662       $     36

                                                                 =============================================
Supplemental Cash Flow Information
Interest paid                                                       $  667     $  1,579       $  2,301
                                                                 =============================================

Income taxes paid                                                   $   44     $     61       $      8
                                                                 =============================================

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


NOTE B - ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Scan-Optics, Inc. and its subsidiaries, all wholly owned. All intercompany accounts and transactions are eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

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

Goodwill: Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and were amortized on a straight-line basis over five to twenty years. Beginning January 1, 2002, goodwill is no longer amortized, but is tested on at least an annual basis for impairment, see Note C.

Long-Lived Assets: Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements. Software license acquired in 1999 was amortized on a straight-line basis over 3 years.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan, are determined using current interest rates for similar instruments as of December 31, 2002 and 2001 and approximate the carrying value of these financial instruments.

Revenue Recognition: Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract terms and conditions. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance test that is certified by the customer.

Revenues under systems integration and professional services contracts are recognized on the basis of the ratio of earned revenue to total contract price, after considering accumulated costs and estimated costs to complete each contract or when services have been performed and accepted, depending on the nature of the project. Under fixed price contracts, the Company may encounter, and on certain contracts, in prior years, has encountered, cost overruns caused by project management problems and the expense of hiring outside contractors to assist in project completions, as well as changes to previously agreed upon project designs. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the estimates indicate a loss, such loss is provided for when identified.

Revenues from maintenance services are recognized as earned.

Income Taxes: Deferred income taxes are provided for differences between the income tax and the financial reporting bases of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not. In making such determination, the Company may consider estimated future reversals of existing temporary differences, estimated future earnings and available tax planning strategies. To the extent that the estimates of these items are reduced or not realized, the amount of the deferred tax assets considered realizable could be adversely affected.

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

For the purpose of pro-forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is 36 months for key employees and 6 months for the Board of Directors. Options for senior management that were granted on December 31, 2001 as part of the total debt restructuring are exercisable six months after the date of grant. The Company's pro-forma information follows:


                                                                      December 31
(thousands, except per share amounts)                       2002           2001          2000
--------------------------------------------------------------------------------------------------

Net income (loss), as reported                          $       831   $   (6,313)    $  (17,770)
Stock option expense                                           (199)        (134)           (51)
                                                        ------------------------------------------
Pro forma net income (loss)                             $       632   $   (6,447)    $  (17,821)
                                                        ==========================================
Basic earnings (loss) per share, as reported            $       .12      $  (.90)    $    (2.53)
Stock option expense                                           (.03)        (.02)          (.01)
Pro forma basic earnings (loss) per share               $       .09      $  (.92)    $    (2.54)
                                                        ==========================================
Diluted earnings (loss) per share, as reported          $       .11      $  (.90)   $     (2.53)
Stock option expense                                           (.03)        (.02)          (.01)
Pro forma diluted earnings (loss) per share             $       .08      $  (.92)   $     (2.54)
                                                        ==========================================



The weighted-average fair value of options granted was $.34, $.24 and $.46 during 2002, 2001, and 2000, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2002 was 7 years.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility of 1.39.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Earnings (Loss) Per Share: Basic and diluted earnings (loss) per share is calculated in accordance with FASB Statement No. 128, Earnings Per Share. For 2001 and 2000, the effect of stock options was antidilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

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

Reclassifications: Certain 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements:

The Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". effective January 1, 2002. This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". Under this standard, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests on a reporting unit level. Other intangible assets are being amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Company adopted this standard on January 1, 2002 and such adoption did not have an impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This standard amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will adopt this standard on January 1, 2003, and such adoption is not expected to have an impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of this standard beginning in the first quarter of 2003 is expected to impact the timing of the recognition of the costs associated with future exit or disposal activities, if any.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires certain guarantees to be initially recognized and recorded at fair value and also requires new disclosures related to guarantees even if the likelihood of a guarantor having to make payments under the guarantees is remote. The Company adopted this interpretation as of December 31, 2002 and such adoption did not have an impact on the Company's consolidated financial position, results of operations or on disclosures in the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". This standard provides alternative methods of transition of the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the additional disclosure required of this standard as of December 31, 2002.


NOTE C- Acquisition Activities

During June 1999, the Company completed the acquisition of the product rights and certain assets of the Photomatrix Imaging Corporation's subsidiary of Photomatrix, Inc. for $2.1 million in cash. The Company acquired accounts receivable of $1 million, manufacturing and customer service inventory of $1.2 million and other assets of $.1 million. The Company also assumed liabilities for accounts payable of $.8 million, deferred revenue of $.5 million, salary and benefits accruals of $.2 million and acquisition related expenses of $.3 million. The acquisition was accounted for as a purchase and the operations are included in the consolidated statement of operations from the date of acquisition. The Company recorded goodwill related to the transaction of $1.6 million. Subsequent to the acquisition date, adjustments of $.8 million have been made to decrease goodwill to $.8 million.

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

NOTE D - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Unbilled amounts in accounts receivable under contracts in progress were $.4 million and $.9 million at December 31, 2002 and 2001, respectively, and are recoverable from the customer upon completion of the phase or milestone. The Company estimates that substantially all unbilled amounts will be collected in 2003.


NOTE E- INVENTORIES

The components of inventories were as follows:
                                                            December 31
(thousands)                                              2002             2001
-------------------------------------------------------------------------------
Finished goods                                     $       56       $      199
Work-in-process                                         1,325            1,604
Service parts                                           3,715            3,941
Materials and component parts                           4,043            2,799
                                                     -------------------------
                                                     $  9,139          $ 8,543
                                                     =========================


NOTE F - CREDIT ARRANGEMENTS

Notes payable reflect borrowings under a credit agreement ("Agreement") with Patriarch Partners, LLC. ("Patriarch"). The Agreement allows for borrowings under a revolving line of credit facility of $10 million and a term loan of $2 million.

Effective December 31, 2001, the Company restructured its loan agreements with Patriarch, which included the following terms:

o The maturity date of the Agreement with Patriarch was extended through December 31, 2004.

o Patriarch's commitment under the Company's existing revolving line of credit was increased from $10 million to $10.75 million until June 30, 2002, at which point the commitment amount returned to $10 million. All revolving loans continue to accrue interest at a rate of prime plus 2%.

o The Company's existing term loan was reduced from $8.5 million to $2 million ($2 million outstanding at December 31, 2002 and 2001) and continues to accrue interest at a rate of prime plus 2%. No principal payments are required on the term loan until maturity on December 31, 2004. The agreement contains a provision that allows for the quarterly recapture of fifty percent of the excess cash flow to be applied to the term loan, based upon the calculation of consolidated cash flow minus the aggregate amount of consolidated financial obligations.

o The Company issued to Patriarch, shares of preferred stock and warrants to purchase common stock in exchange for forgiveness of the remaining $6.5 million balance of the term loan.

o The warrants represent the right to purchase up to 4,975,000 shares of common stock of the Company, or approximately 33% of the currently outstanding shares, plus shares reserved for stock options. The Company may repurchase the warrants once the term loan and revolving loan are paid off, if the Company also redeems the preferred stock. The repurchase price of the warrants is $2.7 million plus accrued interest calculated at prime plus 2%. In addition, if the warrants are repurchased in 2003, the Company must issue to Patriarch additional shares representing 15% of the Company's common stock. This amount increases to 30% in 2004. The warrants are not exercisable until after December 31, 2004, except upon certain events of default. The exercise price of the warrants is $.02 per share. The warrants are accounted for as an equity instrument through an increase to additional paid in capital.

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

As of December 31, 2002, the Company executed an amendment to the loan with Patriarch to modify the capital expenditure covenant, from a maximum of $50,000 per quarter, to a maximum of $375,000 per year.

At December 31, 2002, the Company had $10.5 million in outstanding borrowings. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the December 31, 2002 outstanding balance through fiscal year 2003. The available balance on the outstanding borrowings was $1.5 million and $.9 million at December 31, 2002 and December 31, 2001, respectively. The weighted average interest rate on borrowings during 2002 and 2001 was 5.5% and 9.8%, respectively.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.

NOTE G- CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. As of December 31, 2002 and 2001, 3,800,000 shares of mandatory redeemable preferred stock are outstanding. These shares do not contain voting rights until the warrants issued to Patriarch are exercised.

At December 31, 2002, the Company had reserved 2,852,955 shares of common stock for the issuance or exercise of stock options. The Company has also reserved 4,975,000 shares of common stock, as part of the total debt restructuring, for the exercise of warrants. (See Note F.)

Class A Convertible stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A Convertible stock were converted to common stock. No shares were outstanding at December 31, 2002 and 2001.


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

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 2002:


                                                              Number of           Option Price
                                                               Shares               Per Share
------------------------------------------------------------------------------------------------
Outstanding January 1, 2000 (560,457 exercisable)             754,983         $1.50  to   $9.19
  Granted                                                     561,700           .31  to    1.06
  Surrendered                                                 (42,500)         6.38  to    9.19
  Exercised                                                   (43,500)         2.00  to    2.00
  Canceled                                                   (108,550)         1.06  to    5.75
                                                            -----------------------------------
Outstanding December 31, 2000 (545,245 exercisable)         1,122,133           .31  to    9.19

2001 Activity
  Granted                                                   1,145,000           .24  to     .25
  Canceled                                                    (69,050)          .31  to    3.69
                                                            -----------------------------------
Outstanding December 31, 2001 (782,261 exercisable)         2,198,083           .24  to    9.19

2002 Activity
  Granted                                                      30,000           .34  to     .34
  Canceled                                                   (236,800)          .24  to    9.19
                                                            -----------------------------------
Outstanding December 31, 2002 (1,869,142 exercisable)       1,991,283          $.24  to   $9.19
                                                            ===================================


At December 31, 2002 there were 861,672 options available for grant of which 85,000 were reserved for the Directors.


NOTE I - RESEARCH AND DEVELOPMENT AGREEMENTS

During 2002, 2001 and 2000, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $43,000, $110,000 and $200,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE J - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. Starting in 1997, the Company contributed an amount equal to 50% of the first 6% contributed by the participant and in 2001, the employer match was increased to 67% of the first 6%. The Company's contributions to this plan were $346,000, $254,000 and $306,000, in 2002, 2001 and 2000, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. The Company did not allocate any additional shares to the Plan in 2002, 2001 or 2000. At
December 31, 1998, all shares had been allocated. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 2002, 2001 and 2000.


NOTE K - INCOME TAXES

At December 31, 2002 the Company has U.S. federal and state operating loss carryforwards of approximately $ 27,200,000 and $26,000,000, respectively. At December 31, 2001, the Company has U.S. federal and state operating loss carryforwards of approximately $25,140,000 and $27,630,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At December 31, 2002, the Company has approximately $226,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. At December 31, 2001, the Company has approximately $400,000, $3,500,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which begin to expire in 2003 through 2009. For financial reporting purposes, a valuation allowance has been recorded for 2002 and 2001 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Income (loss) before income taxes is set forth in the following tabulation:


                                                       Year Ended December 31
(thousands)                                       2002             2001            2000
-----------------------------------------------------------------------------------------
Domestic                                   $      700         $(6,270)     $  (17,436)
Foreign                                           212             (10)           (273)
                                           ----------------------------------------------
Income (loss) before income taxes          $      912         $(6,280)     $  (17,709)
                                           ==============================================


Income taxes are summarized as follows:
                                                     Year Ended December 31
(thousands)                                     2002             2001             2000
-----------------------------------------------------------------------------------------
Current :
  State                                    $       80        $      28     $         49
  Foreign                                           1                5               12
                                          ------------------------------------------------
Total current                              $       81        $      33     $         61

  Deferred
-----------------------------------------------------------------------------------------
Total                                      $       81        $      33     $         61
=========================================================================================


Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                 December 31
(thousands)                                                  2002           2001
-------------------------------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward                         $12,005           $ 8,557
   Alternative minimum tax credit carryforward                 168               168
   Depreciation                                                 92                92
   Charitable contribution carryforward                                           37
   Inventory                                                   673               914
   Accounts receivable allowance                               538               669
   Goodwill                                                    119               604
   Vacation accrual                                            172               209
   Other                                                       155               157
      Total gross deferred tax assets                       13,922            11,407

Deferred tax liabilities:
Depreciation and other                                        (306)             (359)
                                                           ---------------------------
      Total gross deferred tax liabilities                    (306)             (359)

Valuation allowance                                        (13,616)          (11,048)
                                                           ---------------------------
      Net deferred tax asset                              $       -     $        -
                                                           ===========================

A reconciliation of the statutory tax rate to the effective rate is as follows:

                                                                Year Ended December 31
                                                             2002      2001        2000
----------------------------------------------------------------------------------------
Statutory federal income tax rate                             34%      (34)%       (34)%
  State income taxes, net of federal benefit                   9       .44          .3

  Foreign income taxes                                                              .1

  Valuation allowance                                        (34)       34           34
  Other                                                                .09
                                                             --------------------------
Effective tax rate                                            9%       .53%         .4%
                                                             ==========================


NOTE L - LEASE COMMITMENTS

The Company's principal lease commitment is for its corporate office and manufacturing facility in Manchester, Connecticut. The Manchester lease expires on December 31, 2006. The capital lease relates to a new phone system and photocopiers. Minimum rental payments for all noncancelable leases, with terms equal to or in excess of one year as of December 31, 2002, are as follows:


(thousands)                                                 Operating Leases             Capital Lease
-------------------------------------------------------------------------------------------------------

           2003                                               $    646                      $     74
           2004                                                    441                            74
           2005                                                    443                            74
           2006                                                    443                            74
           2007                                                     52                            65
           Thereafter                                              312
                                                              --------------------------------------
           Total minimum lease payments                       $  2,337                           361
                                                              ========
           Amounts representing interest                                                         (81)
                                                                                            --------
           Present value of net minimum lease payments                                      $    280
                                                                                            ========

Rental expense for the years ended December 31, 2002, 2001, and 2000 was $681,000, $718,000 and $1,114,000, respectively.

Long term capital leases are recorded in other long term liabilities on the balance sheet.


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



                                                                               Year Ended December 31
(thousands)                                                   2002                     2001                  2000
----------------------------------------------------------------------------------------------------------------------

Revenues
  Solutions and products                               $    16,376           $        16,667            $      23,295
  Access services                                           11,499                    13,193                   12,669
  Contract manufacturing services                            1,466                       880                    2,338
                                                      ----------------------------------------------------------------
    Total revenues                                          29,341                    30,740                   38,302

Cost of solutions and products                              10,715                    13,298                   22,806
Service expenses                                             8,539                    11,200                   11,287
                                                      ----------------------------------------------------------------

    Gross profit margin                                     10,087                     6,242                    4,209

  Operating expenses, net                                    9,175                    12,522                   21,918
                                                      -----------------------------------------------------------------
Income (loss) before income taxes                      $       912           $        (6,280)           $     (17,709)
                                                      =================================================================

Total assets                                           $    26,406           $        27,380            $      36,513

Total  expenditures  for  additions to long-lived
assets                                                 $        79           $           121            $         109



Certain 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

Note: In 2002 and 2001, no customers accounted for more than 10% of total revenue. In 2000, the Company derived 13% of its total revenue from one customer, Toyo Officemation, Inc., one of the Company's distributors in Japan.

The Company has international distributors located in 13 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:



(thousands)                          2002                  2001                 2000
--------------------------------------------------------------------------------------------

Latin America             $            72   24%        $    152    3%       $    152     2%
Europe                                149   49%           3,706   73%          1,667    22%
Pacific Rim                            81   27%           1,220   24%          5,881    76%
                          ------------------------------------------------------------------
                          $           302              $  5,078             $  7,700
                          ==================================================================

Export sales represented 3%, 45%, and 43% of hardware and software revenues for the three years ended December 31, 2002, 2001, and 2000, respectively.


NOTE O - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance test that is certified by the customer. Revenues recorded during 2002, 2001, and 2000 included bill and hold transactions of $1.3 million, $.1 million and $1.7 million, respectively. Accounts receivable included bill and hold receivables of $1.1 million, $.1 million and $.4 million at December 31, 2002, 2001 and 2000, respectively.

NOTE P - EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:



                                                                 December 31
(thousands, except share data)                         2002           2001             2000
--------------------------------------------------------------------------------------------------

Numerator:
      Net earnings (loss)                                 $ 831        $ (6,313)     $ (17,770)
                                                  ================================================

Denominator:
      Denominator for basic earnings (loss)
      per share (weighted-average shares)              7,026,232       7,026,232      7,025,064

      Effect of dilutive securities:
      Employee stock options                             291,205

      Denominator for diluted earnings (loss)
      per share (adjusted weighted-average
                                                  ------------------------------------------------
      shares and assumed conversions)                  7,317,437       7,026,232      7,025,064

Basic earnings (loss) per share                          $   .12        $  (.90)       $  (2.53)
                                                  ================================================

Diluted earnings (loss) per share                        $   .11        $  (.90)       $  (2.53)
                                                  ================================================



For 2001 and 2000, the effect of stock options was antidilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

NOTE Q - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.





(thousands, except per share amounts)             March    June      September       December
--------------------------------------------------------------------------------------------------------------

2002
Revenues                                     $    7,824 $  7,842   $    7,242        $   6,433
Cost of product sales and service expenses        5,065    5,143        4,718            4,328
Net income                                          166      218          220              227
Basic earnings per share                            .02      .03          .03              .03
Diluted earnings per share                   $      .02  $   .03   $      .03        $     .03

2001
Revenues                                     $    10,908 $ 6,991   $    5,586        $   7,255
Cost of product sales and service expenses         8,336   5,338        4,547            6,277
Net loss                                           (664)    (940)      (1,809)          (2,900)
Basic loss per share                               (.09)    (.13)        (.26)            (.41)
Diluted loss per share                       $     (.09) $  (.13)  $     (.26)       $    (.41)



Fourth quarter 2002 net income of $.2 million includes other income of $.4 million or $.05 per share resulting from a reduction of certain amounts previously recorded as liabilities that were no longer due or have been settled for amounts less than previously recorded.

Third quarter 2002 net income of $.2 million includes a negotiated reduction of $.3 million or $.04 per share. This reduction in the final payment due Bluebird Systems for the 1999 purchase of the Docwise source code license resulted in the reduction of previously recorded research and development amortization expense.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.






                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2003 and is incorporated herein by reference and made a part hereof.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information is included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2003 and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

For information with respect to the security ownership of the Directors and Executive Officers and related stockholders matters, see the Proxy Statement for the Company's 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A, which is incorporated by reference herein. The Company has six equity compensation plans as of December 31, 2002. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information regarding these plans. The following table gives information about the Company's equity compensation plans as of December 31, 2002.







                                                                                                  Number of shares of Common
                                                                                                   Stock remaining available
                                                 Number of shares of                               for future issuance under
                                                 Common Stock to be         Weighted -average      equity compensation plans
                                               issued upon exercise of      exercise price of          (excluding shares
                                                outstanding options,      outstanding options,      reflected in the first
                Plan Category                    warrants and rights       warrants and rights              column)
------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by
stockholders                                               966,283              $  2,472,445                861,672
Equity compensation plans not
approved by stockholders:
     Senior management options                           1,025,000                   246,000
     Debt restructuring warrants                         4,975,000                 2,700,000

                                              --------------------------------------------------------------------------------
                                                         6,966,283              $  5,418,445                861,672
                                              ================================================================================


Equity compensation plans not approved by stockholders include options for senior management and warrants issued to Patriarch, which were both part of the total debt restructuring. Options for senior management that were granted on December 31, 2001 were not exercisable until six months after the grant thereof. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information. The warrants represent the right to purchase up to 4,975,000 shares of common stock of the Company, or approximately 33% of the currently outstanding shares. See Note F to the Notes to Consolidated Financial Statements of the Company included in this report for additional information.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2003 and is incorporated herein by reference.



ITEM 14 - DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

         (1)          Report of Independent Auditors

                      Consolidated Balance Sheets at December 31, 2002 and 2001

                      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

                      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

                      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                      Notes to Consolidated Financial Statements -
                      December 31, 2002

         (2) The following consolidated financial statement schedule is included in Item 15(a):

                Schedule II -- Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)               Listing of Exhibits
                           -------------------

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

                    *3.2 Restated By-laws of the Company, as amended is filed as Exhibit 3.2 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

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

                    *10.18 Warrant to Purchase Shares of Common Stock of Scan-Optics, Inc. dated December 31, 2001, is filed as Exhibit 10.18 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

                    *10.19 Fourth Amendment Agreement dated as of December 31, 2001 between ARK CLO 2000-1, Limited and Scan-Optics, Inc. and prior loan agreements, is filed as Exhibit 10.19 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

                    10.20 Fifth Amendment Agreement dated as of December 31, 2002 between ARK CLO 2000-1, Limited and Scan-Optics, Inc. and prior loan agreements, is filed as Exhibit 10.20 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

                    *22.      List of subsidiaries  of the Company,  included as
                              Exhibit 10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

                    23.       Consent of Independent Auditors.

                    99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sabanes-Oxley Act.

                    99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sabanes-Oxley Act.

        * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.

        + Management contract for compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                 (b) Reports on Form 8-K
                 -----------------------

                      No report on Form 8-K was filed for the quarter ended December 31, 2002.

                 (c) Exhibits
                 ------------

                      The exhibits required by this item are included herein.

                 (d) Financial Statement Schedule
                 --------------------------------------

                      The response to this portion of Item 15 is submitted as a separate section of this report.

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

                                SCAN-OPTICS, INC.
                                -----------------
                                   Registrant

                                      By:              /ss/
                                        -------------------------------------
                                        James C. Mavel
                                        Chairman, Chief Executive Officer and
                                        President
                                        Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                /ss/
----------------------
James C. Mavel                  Chairman, Chief Executive Officer and President
                               (Principal Executive Officer)
                                Date:        March 26, 2003
                /ss/
----------------------
Michael J. Villano              Chief Financial Officer, Vice President and
                                Treasurer
                               (Principal Financial and Accounting Officer)
                                Date:        March 26, 2003

                /ss/
----------------------
Logan Clarke, Jr.               Director      March 26, 2003

                /ss/
----------------------
Richard J. Coburn               Director      March 26, 2003

                /ss/
----------------------
E. Bulkeley Griswold            Director      March 26, 2003

                /ss/
----------------------
Lyman C. Hamilton, J            Director      March 26, 2003

                /ss/
----------------------
John J. Holton                  Director      March 26, 2003

                /ss/
----------------------
Robert H. Steele                Director      March 26, 2003

A majority of the Directors

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, James C. Mavel, Chairman, Chief Executive Officer and President of Scan-Optics, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Scan-Optics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003


                       ________/ ss_/____________________
                                            James C. Mavel
                        Chairman, Chief Executive Officer
                                            and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, Michael J. Villano, Chief Financial Officer, Vice President and Treasurer of Scan-Optics, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Scan-Optics, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

                                     _______/ ss /_____________________
                                     Michael J. Villano
                                     Chief Financial Officer, Vice President
                                     and Treasurer

                                                     SCHEDULE II



                                                     SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                     VALUATION AND QUALIFYING ACCOUNTS
                                             THREE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                 (thousands)

                  COLUMN A                       COLUMN B                 COLUMN C                COLUMN D               COLUMN E
                                                                         Additions
                                                              ---------------------------------
                                                Balance at      Charged to       Charged to                             Balance at
                                                Beginning        Costs and         Other                                  End of
              Description                       Of Period        Expenses         Accounts       Deductions               Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2002                   $       1,936  $            35                   $      397(1)       $     1,574
      Allowance for doubtful
      accounts
          (billed and unbilled)

Year ended December 31, 2001:                  $       5,615  $            93                   $    3,772(1)       $     1,936
      Allowance for doubtful accounts
          (billed and unbilled)

Year ended December 31, 2000:                  $         308   $        5,505  $   13  (2)      $     211 (1)       $     5,615
      Allowance for doubtful accounts
         (billed and unbilled)



(1) Uncollectible accounts written off, net of recoveries.
(2) Represents reclassifications from other accounts.

The required information regarding the valuation allowance for deferred tax assets is included in Note K.