Form 10-Q
period 2003-03-31
SCAN OPTICS INC
filed 2003-05-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003
                                                           ---------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of   1934   For  the   transition   period   from  -------------------  to
--------------------------


Commission File No.                                  0-5265
                           -----------------------------------------------------


                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  06-0851857
-------------------------------------- -----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

169 Progress Drive, Manchester, CT                       06040
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code

                                 (860) 645-7878
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) YES ( X ) NO

The number of shares of common stock, $.02 par value, outstanding as of May 12, 2003 was 7,439,732.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                March 31, 2003              December 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                            $                      661     $                          274
  Accounts receivable less allowance of $1,557 at
    March 31, 2003 and $1,574 at December 31, 2002                          6,717                              5,554
  Unbilled receivables - contracts in progress                                690                                377
  Inventories                                                               8,628                              9,139
  Prepaid expenses and other                                                  558                                591
                                                      ---------------------------------------------------------------
    Total current assets                                                   17,254                             15,935


Plant and equipment:
  Equipment                                                                 8,839                              8,836
  Leasehold improvements                                                    5,209                              5,209
  Office furniture and fixtures                                               724                                725
                                                      ---------------------------------------------------------------
                                                                           14,772                             14,770
  Less allowances for depreciation and amortization                        13,540                             13,456
                                                      ---------------------------------------------------------------
                                                                            1,232                              1,314

Goodwill                                                                    9,040                              9,040
Other assets                                                                  117                                117
                                                      ---------------------------------------------------------------

Total Assets                                           $                   27,643     $                       26,406
                                                      ===============================================================











(thousands, except share data)                                        March 31, 2003                    December 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                           $                       2,440      $                        2,454
  Notes payable                                                                      1,500                               1,500
  Salaries and wages                                                                 1,296                                 958
  Taxes other than income taxes                                                        386                                 501
  Income taxes                                                                          53                                  45
  Deferred revenue                                                                   2,324                               2,217
  Customer deposits                                                                  1,208                               1,308
  Other                                                                              1,694                               1,669
                                                           --------------------------------------------------------------------
    Total current liabilities                                                       10,901                              10,652

Note payable                                                                         9,592                               9,042
Other liabilities                                                                    1,886                               1,640

  Mandatory redeemable preferred stock, par value $.02
    per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                                               3,800                               3,800

Stockholders' Equity
  preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at March 31, 2003
        and December 31, 2002                                                          149                                 149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                                    38,354                              38,354
  Accumulated retained earnings deficit                                           (33,471)                            (33,667)
  Accumulated other comprehensive loss                                               (922)                               (918)
                                                           --------------------------------------------------------------------
                                                                                     4,110                               3,918
  Less cost of common stock in treasury,
    413,500 shares                                                                   2,646                               2,646
                                                           --------------------------------------------------------------------
      Total stockholders' equity                                                     1,464                               1,272
                                                           --------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                 $                      27,643      $                       26,406
                                                           ====================================================================


See accompanying notes.






SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31
(thousands, except share data)                                                      2003                             2002
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Hardware and software                                                    $               4,222            $               3,407
  Professional services                                                                    1,384                            1,626
  Access services                                                                          2,504                            2,791
                                                                       -----------------------------------------------------------
    Total revenues                                                                         8,110                            7,824

Costs of Revenue
  Hardware and software                                                                    2,628                            2,084
  Professional services                                                                      768                              686
  Access services                                                                          2,131                            2,295
                                                                       -----------------------------------------------------------
    Total costs of revenue                                                                 5,527                            5,065

Gross Margin                                                                               2,583                            2,759


Operating Expenses
  Sales and marketing                                                                        928                              850
  Research and development                                                                   339                              559
  General and administrative                                                                 928                              952
  Interest                                                                                   199                              218
                                                                       -----------------------------------------------------------
    Total operating expenses                                                               2,394                            2,579
                                                                       -----------------------------------------------------------

Operating income                                                                             189                              180

Other income, net                                                                             17                                6
                                                                       -----------------------------------------------------------

Income before income taxes                                                                   206                              186

  Income tax expense                                                                          10                               20
                                                                       -----------------------------------------------------------

Net Income                                                                 $                 196            $                 166
                                                                       ===========================================================

Basic earnings per share                                                   $                 .03            $                 .02
                                                                       ===========================================================

Basic weighted-average shares                                                          7,026,232                        7,026,232

Diluted earnings per share                                                 $                 .03            $                 .02
                                                                       ===========================================================

Diluted weighted-average shares                                                        7,162,754                        7,407,136

See accompanying notes.





SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31
(thousands)                                                                           2003                           2002
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                                   $             196           $                  166
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Depreciation                                                                              97                              104
    Amortization of customer service inventory and
      software license                                                                       491                              669
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables                                        (1,476)                            (440)
      Refundable income taxes                                                                                                  (7)
      Inventories                                                                             20                             (775)
      Prepaid expenses and other                                                              33                              (45)
      Accounts payable                                                                       (14)                            (272)
      Accrued salaries and wages                                                             338                              (67)
      Taxes other than income taxes                                                         (115)                             (55)
      Income taxes                                                                             8                               (5)
      Deferred revenues                                                                      107                              226
      Customer deposits                                                                     (100)                             579
      Other                                                                                  267                             (177)
                                                                             ------------------------------------------------------
    Net cash used by operating activities                                                   (148)                             (99)

Investing Activities
  Purchases of plant and equipment, net                                                      (15)                             (14)
                                                                             ------------------------------------------------------
    Net cash used by investing activities                                                    (15)                             (14)

Financing Activities
  Proceeds from borrowings                                                                 1,700                              700
  Principal payments on borrowings                                                        (1,150)                          (1,225)
                                                                             ------------------------------------------------------
    Net cash provided (used) by financing activities                                         550                             (525)

Increase (decrease) in cash and cash equivalents                                             387                             (638)

Cash and Cash Equivalents at Beginning of Year                                               274                            1,662
                                                                             -----------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $             661           $                1,024
                                                                             =====================================================

See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003

NOTE 1 - Basis of Presentation
-----

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


Certain 2002 amounts have been reclassified to conform to current year presentation.


NOTE 2 - Inventories
------

The components of inventories were as follows:

                                                March 31          December 31
(thousands)                                       2003                  2002
--------------------------------------------------------------------------------
Finished goods                                 $      58           $      56
Work-in-process                                    1,988               1,325
Service parts                                      3,615               3,715
Materials and component parts                      2,967               4,043
                                              ------------------------------
                                               $   8,628             $ 9,139
                                               =============================


NOTE 3 - Credit Arrangements
------

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

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003


The outstanding borrowings at March 31, 2003 and December 31, 2002 were $11.1 million and $10.5 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the March 31, 2003 outstanding balance through the next fiscal year. The available balance on the outstanding borrowings was $.9 million and $1.5 million at March 31, 2003 and December 31, 2002, respectively. The weighted average interest rate for the first quarter of 2003 was 5.1% compared to 5.5% in 2002.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.


NOTE 4 - Income Taxes
------

At March 31, 2003, the Company has U.S. federal and state operating loss carryforwards of approximately $26,280,000 and $27,450,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At March 31, 2003, the Company has approximately $194,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire by 2007. At March 31, 2002, the Company had U.S. federal and state operating loss carryforwards of approximately $18,000,000 and $19,700,000, respectively. At March 31, 2002, the Company had approximately $480,000, $2,700,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded for the first quarter of 2003 and 2002 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003



NOTE 5 - Earnings Per Share
------

The following table sets forth the computation of basic and diluted earnings per share:

                                              March 31                March 31
                                                2003                    2002
--------------------------------------------------------------------------------

Numerator:
   Net earnings                            $         196           $         166
                                           =====================================

Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)         7,026,232               7,026,232

   Effect of dilutive securities:
   Employee stock options                        136,522                 380,904
                                           -------------------------------------

   Denominator for diluted earnings
   per share (adjusted weighted-average
   shares and assumed conversions)             7,162,754               7,407,136
                                           =====================================

Basic earnings per share                   $         .03           $         .02
                                           =====================================

Diluted earnings per share                 $         .03           $         .02
                                           =====================================




NOTE 6 - Stock Based Compensation
------

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

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003


For the purpose of pro-forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is 36 months for key employees and 6 months for the Board of Directors. The Company's pro-forma information follows:

                                                                     For the three months ended
                                                                              March 31
(thousands, except per share amounts)                                  2003                 2002
---------------------------------------------------------------------------------------------------------

Net income, as reported                                        $          196        $       166
Stock option expense                                                      (14)              (164)
                                                               ------------------------------------------
Pro forma net income                                           $          182        $         2
                                                               ==========================================

Basic earnings per share, as reported                          $          .03       $        .02
Stock option expense                                                      .00               (.02)
Pro forma basic earnings per share                             $          .03       $        .00
                                                               ==========================================

Diluted earnings per share, as reported                        $          .03       $        .02
Stock option expense                                                      .00               (.02)
Pro forma diluted earnings per share                           $          .03       $        .00
                                                               ==========================================


NOTE 7 - Comprehensive Income
------

The components of comprehensive income, net of related tax, for the three-months ended March 31, 2003 and 2002 are as follows:

                                                                                March 31              March 31
(thousands)                                                                       2003                  2002
------------------------------------------------------------------------------------------------------------------

Net income                                                                 $         196           $         166
Foreign currency translation adjustments                                              (4)                     (19)
                                                                           ---------------------------------------
   Comprehensive income                                                    $         192           $         147
                                                                           ========================================


The components of accumulated  comprehensive  loss, net of related tax, at March
31, 2003 and December 31, 2002 are as follows:

                                                                                March 31             December 31
(thousands)                                                                       2003                  2002
------------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustments                                   $        (899)          $         (970)
                                                                           ---------------------------------------
Accumulated comprehensive loss                                             $        (899)          $         (970)
                                                                           =======================================



SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003





NOTE 8 - Segment Information
------

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

                                                                                      Three Months Ended
                                                                                           March 31
(thousands)                                                                        2003                 2002
------------------------------------------------------------------------------------------------------------------
Revenues
   Solutions and products                                                  $       5,598           $       4,527
   Access services                                                                 2,504                   2,791
   Contract manufacturing services                                                     8                     506
                                                                           ---------------------------------------
      Total revenues                                                               8,110                   7,824

   Cost of solutions and products                                                  3,396                   2,770
   Service expenses                                                                2,131                   2,295
                                                                           ---------------------------------------

      Gross margin                                                                 2,583                   2,759

   Operating expenses, net                                                         2,377                   2,573
                                                                           ----------------------------------------

Income before income taxes                                                 $         206           $          186
                                                                           =======================================

Total expenditures for additions to long-lived assets                      $          53           $          41


Certain 2002 amounts have been reclassified to conform to the current year presentation.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.


NOTE 9 - Bill and Hold Transactions
------

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts,request that the Company manufacture and invoice

SCAN-OPTICS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Quarter Ended March 31, 2003



the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. During the first quarter of 2003, the Company recorded $1.7 million of bill and hold revenue. At March 31, 2003, accounts receivable included bill and hold receivables of $1.5 million. There were no bill and hold transactions in the first three months of 2002.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook

The forward-looking statements contained in this Outlook and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring effective December 31, 2001 (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2003 of approximately $11 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes.

The Company achieved net income of $.2 million in the first quarter of 2003 consistent the first quarter of 2002.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are to emphasize the "Business of Solutions" focus in targeted markets, introduction of a Business Process Outsourcing Service and expansion of the Access Services Division to include enterprise wide maintenance services. The inability of the Company to carry out these initiatives may have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $1.5 million from 2002 to 2003 mainly due to an increase in the government market.

The second initiative, introduced in early 2003, is a Business Process Outsourcing ("BPO") Service to capture images of documents for subsequent document management, storage and retrieval. The Company's new BPO Services provide a low-risk, cost-effective solution for customers with document imaging needs. As increasing numbers of both government and commercial clients migrate from paper-based filing systems to image-based storage and retrieval systems, they are faced with the need to convert their existing paper files or to outsource the activity. The BPO services offer customers a high quality, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, as well as its software skills, resources and process controls.

The third initiative, recently announced by our Access Services Division, is an expansion to include enterprise wide maintenance services for network and network related equipment. Leveraging off the experience it has gained through its many third party agreements, Access Services is well positioned to expand maintenance coverage and provide customers with "one number to call" for maintenance services regardless of the equipment manufacturer. Through the division's 120 technical service representatives strategically located throughout the US, the Company believes that it can provide high quality, cost effective enterprise maintenance to its existing customer base as well as new accounts.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

Results of Operations for the Three Months Ended March 31, 2003 vs. 2002
------------------------------------------------------------------------

Total revenues increased $.3 million or 4% from the first quarter of 2002 to the first quarter of 2003.

Hardware and software revenues increased $.8 million or 24% in the first quarter of 2003 compared with the first quarter of 2002. North American sales increased $.9 million or 28% due to increased order activity related to the replacement of older Series 9000 scanners with the new generation scanner, the 9000M. International sales decreased $.1 million or 75%.

Professional services revenues decreased $.2 million or 15% in the first quarter of 2003 compared with the first quarter of 2002, due mainly to reduced contract revenue and program change requests. The decrease is due to a change in sales mix from solutions sales to hardware replacement sales, which typically only contain a small professional services application conversion engagement.

Access Services revenues decreased $.3 million or 10% from the first quarter of 2002, due mainly to a decrease in revenue from the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business.

Cost of hardware and software increased $.5 million from the first quarter of 2002 as a reflection of the increase in revenues. Cost of hardware and software sales as a percentage of revenue was 62% for the first quarter of 2003, compared to 61% in the prior year.

Cost of professional services increased $.1 million from the first quarter of 2003 compared to the same period in 2002. The Professional Services organization includes software product support and professional services implementation. The product support organization recorded a gross margin of 63% in the first quarter of 2003 vs. 70% in the prior year. The professional services implementation group recorded a gross margin of 23% in the first quarter of 2003 vs. 47% in the prior year. The decrease in margin is mainly due to a decrease in revenue due to a change in sales mix from solutions sales to hardware replacement sales, which typically only contain a small professional services application conversion engagement.

Cost of Access Services in the first quarter of 2003 decreased $.2 million in comparison with the first quarter of 2002. The decrease was mainly due to a reduction in salaries and related benefits as a result of a decrease in headcount and increased efficiency.

Sales and marketing expenses increased $.1 million from the first quarter of 2002 mainly due to a increase in consulting fees and outside services related to third party contracts with a telesales organization as well as a dedicated reseller for certain government agencies.

Research and development expenses decreased $.2 million from the first quarter of 2002 mainly due to a decrease in software license amortization related to the BlueBird software agreement, which has been fully amortized. The investment in research and development initiatives are consistent with the prior year.

General and administrative expenses were consistent with the first quarter of 2002.

Interest expense remained consistent with the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2003 increased $.4 million from December 31, 2002 levels.

Total borrowings increased $.6 million at March 31, 2003 from $10.5 million at the end of 2002. The available balance on the line of credit was $.9 million at March 31, 2003. The Company is in compliance with all of the financial covenants as of March 31, 2003. The Company anticipates meeting its current obligations and resource needs through the funds generated from operations. (See Note 3 for further details.)

Operating activities used $.1 million of cash in the first three months of 2003.

Non-cash expenses recorded during the quarter were $.6 million vs. $.8 million for the same period in 2002. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service inventory and amortization of software license.

Net accounts receivable and unbilled receivables increased $1.5 million from December 31, 2002 due to the timing of collection of outstanding receivables.

Total inventories at March 31, 2003 decreased $.5 million from December 31, 2002. Total manufacturing inventories decreased $1 million, offset by a $.6 million increase in work-in-process, from the beginning of the year mainly due to timing for the second quarter build process. Customer service inventories decreased $.1 million due mainly to the amortization of inventory.

Net plant and equipment decreased $.1 million from December 31, 2002 mainly due to depreciation expense reported during the quarter.

Accounts payable was consistent with the balance at December 31, 2002.

Salaries and wages increased $.3 million mainly due to the bonus accrual related to the 2003 bonus accrual and an increase in accrued vacation and commissions.

Taxes other than income taxes decreased $.1 million from December 31, 2002 due to a decrease in sales and use taxes due to timing of payments.

Customer deposits decreased $.1 million from December 31, 2002 due to the transfer of deposits to accounts receivable to offset recorded product sales.

Deferred revenues increased $.1 million due to the timing of annual billings.

Other liabilities increased $.2 million due to the recording of a sales type lease that resulted in deferred income during the first quarter of 2003.

OTHER MATTERS

Rider 17 A


Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K For the year ended December 31, 2002. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

Quantitative and Qualitative Disclosures About Market Risk

In 2001, the Company completed a total debt restructuring (see Note 3 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2003 of approximately $11 million by $.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Disclosure Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                       SCAN-OPTICS, INC., AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                        ITEM 6 (B) - REPORTS ON FORM 8-K

                    For the Three Months Ended March 31, 2003




No reports on Form 8-K were filed during the first quarter of 2003.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.
                                -----------------
                                  (Registrant)




Date       May 15, 2003                                    / ss/
    ---------------------------------       -----------------------------------
                                            James C. Mavel
                                            Chairman, Chief Executive Officer,
                                            President and Director



Date      May 15, 2003                                  / ss/
    ---------------------------------       ------------------------------------
                                            Michael J. Villano
                                            Chief Operating Officer, Chief
                                            Financial Officer,
                                            Vice President and Treasurer

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

Date: May 15, 2003


                                                        / ss/
                                            -----------------------------------
                                            James C. Mavel
                                            Chairman, Chief Executive Officer
                                            and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Michael J. Villano, Chief Operating Officer ,Chief Financial Officer, Vice President and Treasurer of Scan-Optics, Inc., certify that:

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

Date: May 15, 2003


                                                 / ss/
                                     -----------------------------------
                                     Michael J. Villano
                                     Chief Operating Officer, Chief Financial
                                     Officer, Vice President and Treasurer