Form 10-Q
period 2003-06-30
SCAN OPTICS INC
filed 2003-08-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2003
                              -----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ------------

Commission File No.                    0-5265
                  -------------------------------------------------------------


                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                06-0851857
  --------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


169 Progress Drive, Manchester, CT                       06040
--------------------------------------------------------------------------------
(Address of principal executive offices)                Zip Code

                                 (860) 645-7878
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) YES ( ) NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) YES ( X ) NO

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
( X ) YES ( ) NO

The number of shares of common stock, $.02 par value, outstanding as of July 31, 2003 was 7,439,732.

                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                                PAGE
                                                                                                 NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................................      4

Item 2.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations................................................     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................     18

Item 4.  Controls and Procedures............................................................     18


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................................     20

Item 6.  Exhibits and Reports on Form 8-K...................................................     21






PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                            June 30, 2003   December 31, 2002
---------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                  $   734          $   274
  Accounts receivable less allowance of $1,080 at
    June 30, 2003 and $1,574 at December 31, 2002              7,828            5,554
  Unbilled receivables - contracts in progress                   313              377
  Inventories                                                  8,686            9,139
  Prepaid expenses and other                                     479              591
                                                            -------------------------
    Total current assets                                      18,040           15,935




Plant and equipment:
  Equipment                                                    8,911            8,836
  Leasehold improvements                                       5,209            5,209
  Office furniture and fixtures                                  733              725
                                                            -------------------------
                                                              14,853           14,770
  Less allowances for depreciation and amortization           13,670           13,456
                                                            -------------------------
                                                               1,183            1,314

Goodwill                                                       9,040            9,040
Other assets                                                     117              117
                                                            -------------------------

Total Assets                                                 $28,380          $26,406
                                                            =========================






(thousands, except share data)                              June 30, 2003       December 31, 2002
--------------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            $  2,767           $  2,454
  Notes payable to bank                                          1,500              1,500
  Salaries and wages                                             1,256                958
  Taxes other than income taxes                                    356                501
  Income taxes                                                      42                 45
  Customer deposits                                              1,485              1,308
  Deferred revenues                                              2,518              2,217
  Other                                                          1,617              1,669
                                                              -----------------------------
    Total current liabilities                                   11,541             10,652

 Note payable                                                    9,100              9,042
 Other liabilities                                               2,154              1,640

Mandatory redeemable preferred stock, par value $.02
  per share, authorized 3,800,000 shares;
    3,800,000 issued and outstanding                             3,800              3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at June 30, 2003
        and December 31, 2002                                      149                149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                38,354             38,354
  Accumulated retained earnings deficit                        (33,257)           (33,667)
  Accumulated other comprehensive loss                            (815)              (918)
                                                              -----------------------------
                                                                 4,431              3,918
  Less cost of common stock in treasury,
    413,500 shares                                               2,646              2,646
                                                              -----------------------------
      Total stockholders' equity                                 1,785              1,272
                                                              -----------------------------
  Total Liabilities and Stockholders' Equity                  $ 28,380           $ 26,406
                                                              =============================


See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                             Three Months Ended              Six Months Ended
                                                  June 30                        June 30
(thousands, except share data)            2003            2002            2003            2002
--------------------------------------------------------------------------------------------------

Revenues
  Hardware and software              $    4,079      $    2,889      $    8,301      $    6,296
  Professional services                   1,239           1,708           2,623           3,334
  Access services                         2,789           3,245           5,293           6,036
                                       ---------------------------     ---------------------------
    Total revenues                        8,107           7,842          16,217          15,666

Costs of Revenue
  Hardware and software                   2,310           2,130           4,938           4,214
  Professional services                     684             742           1,452           1,428
  Access services                         2,380           2,271           4,511           4,566
                                       ---------------------------     ---------------------------
    Total costs of revenue                5,374           5,143          10,901          10,208

        Gross Margin                      2,733           2,699           5,316           5,458

Operating Expenses
  Sales and marketing                       919             815           1,847           1,665
  Research and development                  440             507             779           1,066
  General and administrative                901             923           1,829           1,875
  Interest                                  283             221             482             439
                                       ---------------------------     ---------------------------
    Total operating expenses              2,543           2,466           4,937           5,045
                                       ---------------------------     ---------------------------

Operating income                            190             233             379             413

Other income, net                            44               6              61              12
                                       ---------------------------     ---------------------------

Income before income taxes                  234             239             440             425

  Income tax expense                         20              21              30              41
                                       ---------------------------     ---------------------------

Net Income                           $      214      $      218      $      410      $      384
                                       ===========================     ===========================

Basic earnings per share             $     0.03      $     0.03      $     0.06      $     0.05
                                       ===========================     ===========================

Basic weighted-average shares         7,026,232       7,026,232       7,026,232       7,026,232

Diluted earnings per share           $     0.03      $     0.03      $     0.05      $     0.05
                                       ===========================     ===========================

Diluted weighted-average shares       7,812,441       7,308,118       7,487,598       7,357,627

See accompanying notes.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30
(thousands)                                                      2003              2002
-----------------------------------------------------------------------------------------

Operating Activities
  Net Income                                                  $   410           $   384
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                  194               209
    Amortization of customer service inventory and
      software license                                          1,023             1,374
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables             (2,210)             (254)
      Inventories                                                (570)           (1,118)
      Prepaid expenses and other                                  112               (65)
      Accounts payable                                            313              (484)
      Accrued salaries and wages                                  298                 5
      Taxes other than income taxes                              (145)              (67)
      Income taxes                                                 (3)               10
      Deferred revenues                                           301               797
      Customer deposits                                           177                77
      Other                                                       565                26
                                                           ------------------------------
    Net cash provided by operating activities                     465               894

Investing Activities
  Purchases of plant and equipment, net                           (63)              (13)
                                                           ------------------------------
    Net cash used by investing activities                         (63)              (13)

Financing Activities
  Proceeds from borrowings                                      2,850             2,401
  Principal payments on borrowings                             (2,792)           (3,426)
                                                           ------------------------------
    Net cash provided (used) by financing activities               58            (1,025)

Increase (decrease) in cash and cash equivalents                  460              (144)

Cash and Cash Equivalents at Beginning of Year                    274             1,662
                                                           ------------------------------
Cash and Cash Equivalents at End of Period                    $   734           $ 1,518
                                                           ==============================



See accompanying notes.

NOTE 1 - Basis of Presentation and Significant Accounting Policies
------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to current year presentation.


Stock Based Compensation

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for
Stock-Based Compensation--Transition and Disclosure". SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123:



                                                   For the three months ended      For the six months ended
                                                               June 30                           June 30
(thousands, except per share amounts)                2003            2002            2003           2002
----------------------------------------------------------------------------------------------------------

Net income, as reported                        $      214         $   218         $   410         $   384
 Stock option expense                                 (25)            (88)            (38)           (251)
                                              ------------------------------------------------------------
Pro forma net income                           $      189         $   130         $   372         $   133
                                              ============================================================

Basic earnings per share, as reported          $      .03      $      .03      $      .06      $      .05
    Stock option expense                              .00            (.01)           (.01)           (.04)
                                              ------------------------------------------------------------
Pro forma basic earnings per share             $      .03      $      .02      $      .05      $      .01
                                              ============================================================

Diluted earnings per share, as reported        $      .03      $      .03      $      .05      $      .05
 Stock option expense                                 .00            (.01)           (.01)           (.03)
                                              ------------------------------------------------------------
Pro forma diluted earnings per share           $      .03      $      .02      $      .04      $      .02
                                              ============================================================




NOTE 2 - Inventories
------

The components of inventories were as follows:


                                      June 30       December 31
(thousands)                             2003             2002
---------------------------------------------------------------
Finished goods                         $   58          $   56
Work-in-process                         1,911           1,325
Service parts                           3,432           3,715
Materials and component parts           3,285           4,043
                                      ------------------------
                                       $8,686          $9,139
                                      ========================

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

The outstanding borrowings at June 30, 2003 and December 31, 2002 were $10.6 million and $10.5 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the June 30, 2003 outstanding balance through the next fiscal year. The available balance on the outstanding borrowings was $1.4 million and $1.5 million at June 30, 2003 and December 31, 2002, respectively. The weighted average interest rate for the second quarter of 2003 was 5.4% compared to 5.7% in 2002.

The Agreement contains a provision that allows for the quarterly recapture of fifty percent of the excess cash flow to be applied to the term loan, based upon the calculation of consolidated cash flow minus the aggregate amount of consolidated financial obligations. The recapture of excess cash flow for 2002 was $.4 million. Payment was made in the third quarter of 2003, which reduced the term loan balance.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.


NOTE 4 - Income Taxes
------

At June 30, 2003, the Company had U.S. federal and state net operating loss carryforwards of approximately $27,700,000 and $26,450,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At June 30, 2003, the Company had approximately $3,400,000 and $800,000 of net operating loss carryforwards for the United Kingdom and Germany, respectively, which expire through 2007. At December 31, 2002, the Company had U.S. federal and state net operating loss carryforwards of approximately $27,200,000 and $26,000,000, respectively. At December 31, 2002, the Company had approximately $226,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

NOTE 5 - Earnings Per Share
------

The following table sets forth the computation of basic and diluted earnings per share:



                                                   Three Months Ended                    Six Months Ended
                                                         June 30                              June 30
                                                   2003              2002               2003               2002
                                              -------------------------------------------------------------------
Numerator:
   Net earnings                                $      214        $      218        $      410               384
                                              ===================================================================
Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)          7,026,232         7,026,232         7,026,232         7,026,232

   Effect of dilutive securities:
   Employee stock options                         786,209           281,886           461,366           331,395
                                              -------------------------------------------------------------------

   Denominator for diluted earnings
   per share (adjusted weighted-average
   shares and assumed conversions)              7,812,441         7,308,118         7,487,598         7,357,627
                                              ===================================================================

Basic earnings per share                       $      .03        $      .03        $      .06        $      .05
                                              ===================================================================

Diluted earnings per share                     $      .03        $      .03        $      .05        $      .05
                                              ===================================================================




NOTE 6 - Comprehensive Income
------

The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2003 and 2002 are as follows:



                                                  Three Months Ended        Six Months Ended
                                                        June 30                 June 30
(thousands)                                        2003        2002        2003        2002
--------------------------------------------------------------------------------------------

Net Income                                         $214        $218        $410        $384
   Foreign currency translation adjustments          98          73          94          54
                                                  ------------------------------------------
Comprehensive income                               $312        $291        $504        $438
                                                  ==========================================


The components of accumulated comprehensive loss, net of related tax, at June 30, 2003 and December 31, 2002 are as follows:


                                                           June 30          December 31
(thousands)                                                 2003               2002
-----------------------------------------------------------------------------------------

Foreign currency translation adjustments                $       (801)     $     (895)
                                                      -----------------------------------
Accumulated comprehensive loss                          $       (801)     $     (895)
                                                      ===================================



NOTE 7 - Segment Information

The Company views its business in three distinct revenue categories: Solutions and products sales, Access services, and Contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.



                                              Three Months Ended           Six Months Ended
                                                    June 30                      June 30
(thousands)                                  2003            2002         2003            2002
------------------------------------------------------------------------------------------------

Revenues
    Solutions and products                 $ 5,246        $ 4,332        $10,844        $ 8,859
    Access services                          2,789          3,245          5,293          6,036
    Contract manufacturing services             72            265             80            771
                                         -------------------------------------------------------
        Total revenues                       8,107          7,842         16,217         15,666

    Cost of solutions and products           2,994          2,872          6,390          5,642
    Service expenses                         2,380          2,271          4,511          4,566
                                         -------------------------------------------------------

         Gross profit margin                 2,733          2,699          5,316          5,458

    Operating expenses
        and other income, net                2,499          2,460          4,876          5,033
                                         -------------------------------------------------------

Income before income taxes                 $   234        $   239        $   440        $   425
                                         =======================================================
Total expenditures for additions
    to long-lived assets                   $     7        $     7        $    60        $    48



Certain 2002 amounts have been reclassified to conform to the current year presentation.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.


NOTE 8 - Bill and Hold Transactions
------

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. The Company recorded $.6 million of bill and hold revenue during the second quarter of 2003 and $2.3 million in the first six months of 2003. At June 30, 2003, accounts receivable included bill and hold receivables of $1.9 million. There were no bill and hold transactions in the first six months of 2002.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Outlook

The forward-looking statements contained in this section and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring effective December 31, 2001 (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at June 30, 2003 of approximately $10.6 million by $.1 million. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes.

The Company has three major initiatives currently underway to improve revenue growth and profitability. They are designed to emphasize the "Business of Solutions" focus in targeted markets, introduce the Business Process Outsourcing Service and expand the Access Services Division to include enterprise-wide maintenance services. The inability of the Company to carry out these initiatives may have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost-effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $2.5 million or 52% from the first six months of 2002 to 2003 and $1 million or 30% in a comparison of the second quarter of 2003 vs. 2002, mainly due to an increase in the government market.

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

The third initiative, by our Access Services Division, is an expansion to include enterprise-wide maintenance services for network and network-related equipment. Leveraging off the experience it has gained through its many third party agreements, Access Services is well positioned to expand maintenance coverage and provide customers with "one number to call" for maintenance services regardless of the equipment manufacturer. Through the division's 120 technical service representatives strategically located throughout the U.S., the Company believes that it can provide high quality, cost-effective enterprise maintenance to its existing customer base as well as new accounts.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

Results of Operations for the Three and Six Months Ended June 30, 2003 vs. 2002

Total revenues increased $.6 million or 4% from the first six months of 2002 to the first six months of 2003 and increased $.3 million or 3% from the second quarter of 2002 to the second quarter of 2003.

Hardware and software revenues increased $2 million or 32% in the first six months of 2003 compared with the same period in 2002 and increased $1.2 million from the second quarter of 2002 compared to 2003. Compared to the first six months of 2002, North American sales increased $2.1 million or 34% and increased $1.2 million or 41% during the second quarter of 2003 compared to the second quarter of 2002 mainly due to the increase in hardware sales to replace or upgrade existing equipment at current customer sites. International sales remained consistent with the first six months of 2002 and the second quarter of 2002.

Professional services revenues decreased $.7 million or 21% in the first six months of 2003 compared with the first six months of 2002 and decreased $.5 million or 27% during the second quarter of 2003 compared to the second quarter of 2002. These decreases relate to the difficulties selling large solution sales in the current United States economy.

Access services revenues decreased $.7 million or 12% in the first six months of 2003 compared with the first six months of 2002 and decreased $.5 million or 14% during the second quarter of 2003 compared to the second quarter of 2002. The decrease in revenue is mainly due to decreases in the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business or the use of other technologies.

Cost of hardware and software increased $.7 million or 17% in the first six months of 2003 compared to the first six months of 2002 and increased $.2 million or 8% in the second quarter of 2003 compared to the second quarter of 2002. The gross margin was 41% for the first six months of 2003, compared to 33% in the first six months of the prior year. The gross margin was 44% during the second quarter of 2003, compared to 26% in the second quarter of the prior year. The changes in gross margin are mainly due to changes in product mix and a decline in contract manufacturing volumes.

Cost of professional services remained flat in a comparison of the first six months of 2003 vs. 2002 and decreased $.1 million in the second quarter of 2003 compared to the prior year. The gross margin was 45% for the first six months and the second quarter of 2003, compared to 57% in the first six months and second quarter of 2002. The decrease in gross margin was mainly due to a decline in new solutions sales, which is directly related to the current poor domestic economic conditions as well as fixed costs that exist to support a higher volume of business.

Cost of Access Services decreased $.1 million in the first six months of 2003 vs. 2002 and increased $.1 million in the second quarter of 2003 compared to the prior year. The gross margin was 15% for the first six months of 2003, compared to 24% in the first six months of 2002. The gross margin was 14% during the second quarter of 2003, compared to 30% in the second quarter of the prior year. The decrease in margin is due to decreased Access Services revenue, which was partially offset by a decrease in expenses.

Sales and marketing expenses increased $.2 million in the first six months of 2003 compared to the first six months of 2002 and increased $.1 million in the second quarter of 2003 compared to the second quarter of 2002 mainly due to increases in outside services related to the Company's new website as well as increases in consulting services for recoverable monthly payments related to an additional reseller in the Washington, D.C., area.

Research and development expenses decreased $.3 million from the first six months of 2002 and decreased $.1 million from the second quarter of 2002 mainly due to a decrease in software license amortization related to the BlueBird software agreement, which has been fully amortized.

General and administrative expenses remained consistent in the six month and second quarter comparison from 2003 vs. 2002.

Interest expense remained consistent with the first six months of 2002 and increased $.1 million from the second quarter of 2002 due to the recording of interest on lease commitments to Patriarch. The weighted average interest rate for the first six months of 2003 was 5.4% compared to 5.6% in 2002.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 increased $.5 million from December 31, 2002 levels.

Total borrowings were consistent with the $10.6 million level at December 31, 2002. The available balance on the line of credit was $1.4 million at June 30, 2003. As of June 30, 2003, the Company is in compliance with all of the financial covenants. The Company anticipates meeting its current obligations and resource needs through the funds generated through operations. (See Note 3 for further details.)

Operating activities provided $.5 million of cash in the first six months of 2003.

Non-cash expenses recorded during the first six months of the year were $1.2 million, a decrease of $.4 million from the same period in 2002. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below) and amortization of customer service inventory and software license.

Net accounts receivable and unbilled receivables at June 30, 2003 increased $2.3 million from December 31, 2002 due mainly to the increase in revenue from the fourth quarter of 2002 of $6.4 million to revenue of $8.1 million in the second quarter of 2003. The increase in revenue of $1.7 million along with the timing of payments created the increase in accounts receivables.

Total inventories at June 30, 2003 decreased $.5 million from December 31, 2002. Total manufacturing inventories decreased $.2 million from the beginning of the year mainly due to the timing of the third quarter build plan and second quarter delivery of equipment. Customer service inventories decreased $.3 million mainly due to amortization of inventory.

Prepaid expenses and other decreased $.1 million due mainly to the reduction in prepaid directors and officers insurance for the first six months of 2003.

Net plant and equipment decreased $.1 million from December 31, 2002 mainly due to depreciation expense reported during the first six months of the year.

Accounts payable increased $.3 million from December 31, 2002 due to the timing of payments.

Salaries and wages increased $.3 million due mainly to an increase in the vacation accrual that is expected to be utilized over the remainder of the year and an increase in accrued commissions.

Taxes other than income taxes decreased $.1 million due to payments made for sales and use taxes in various states and Goods and Services Tax in Canada.

Customer deposits increased $.2 million from December 31, 2002 due to the addition of various contracts.

Deferred revenues increased $.3 million due to an increase in annual billings that were previously billed on a monthly basis.

Other liabilities increased $.5 million mainly due to the recording of deferred income for a sales type lease in the first and second quarters of 2003.






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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2001, the Company completed a total debt restructuring (see Note 3 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at June 30, 2003 of approximately $10.6 million by $.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company held its Annual Meeting of Stockholders on June 12, 2003 to elect three directors and appoint the Company's independent auditors for the year ending December 31, 2003.

      Lyman C. Hamilton, Jr., James C. Mavel and Ralph J. Takala were elected directors with terms expiring in 2006 by favorable votes of not less than 6,214,987. There were a total of not more than 146,339 abstentions in the vote for Messrs. Hamilton, Mavel and Takala and no broker nonvotes. The other members of the Board of Directors are Logan Clarke, Jr. and Richard J. Coburn, whose terms expire in 2004, and E. Bulkeley Griswold, John J. Holton and Robert H. Steele, whose terms expire in 2005.

      Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2003 by a vote of 6,264,035 in favor, 79,616 against, 17,675 abstentions and no broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.


        Exhibit Number         Description

        Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.




(b) Reports on Form 8-K.


       Report on Form 8-K filed May 12, 2003 regarding first quarter of 2003 earnings.

                                   SIGNATURES
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCAN-OPTICS, INC.


Date   August 14, 2003         / s/ James C. Mavel
----------------------         ---------------------------------------
                               James C. Mavel
                               Chairman, Chief Executive Officer and
                               President


Date   August 14, 2003          / s/ Michael J. Villano
----------------------         ---------------------------------------
                               Michael J. Villano
                               Chief Operating Officer, Chief Financial Officer,
                               Vice President and Treasurer