Form 10-Q
period 2003-09-30
SCAN OPTICS INC
filed 2003-11-14
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003
                                   ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ------------


Commission File No.      0-5265
                  -----------------


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

The number of shares of common stock, $.02 par value, outstanding as of November 1, 2003 was 7,439,732.

                                              SCAN-OPTICS, INC.

                                                  FORM 10-Q

                                                  I N D E X

                                                                                                        PAGE
                                                                                                         NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements....................................................................         3

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
             and Results of Operations...........................................................        13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................        19

Item 4. Controls and Procedures..................................................................        19


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................        20




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                 September 30,    December 31,
                                                                   2003            2002
-------------------------------------------------------------------------------------------
                                                                (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                                     $   399          $   274
  Accounts receivable less allowance of $1,080 at
    September 30, 2003 and $1,574 at December 31, 2002            6,658            5,554
  Unbilled receivables - contracts in progress                      244              377
  Inventories                                                     8,555            9,139
  Prepaid expenses and other                                      1,014              591
                                                              --------------------------
    Total current assets                                         16,870           15,935




Plant and equipment:
  Equipment                                                       3,731            8,836
  Leasehold improvements                                          4,009            5,209
  Office furniture and fixtures                                     614              725
                                                              --------------------------
                                                                  8,354           14,770
  Less allowances for depreciation and amortization               7,310           13,456
                                                              --------------------------
                                                                  1,044            1,314

Goodwill                                                          9,040            9,040
Other assets                                                        117              117
                                                              --------------------------

Total Assets                                                    $27,071          $26,406
                                                              ==========================






(thousands, except share data)                               September 30,      December 31,
                                                                 2003               2002
---------------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                            $  2,860           $  2,454
  Notes payable                                                  1,500              1,500
  Salaries and wages                                             1,200                958
  Taxes other than income taxes                                    373                501
  Income taxes                                                      47                 45
  Customer deposits                                              1,319              1,308
  Deferred revenues                                              2,648              2,217
  Other                                                          1,647              1,669
                                                              ----------------------------
    Total current liabilities                                   11,594             10,652

 Notes payable                                                   7,989              9,042
 Other liabilities                                               1,925              1,640

Mandatory redeemable preferred stock, par value $.02
  per share, authorized 3,800,000 shares;
    3,800,000 issued and outstanding                             3,800              3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732 shares at September 30, 2003
        and December 31, 2002                                      149                149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                38,354             38,354
  Accumulated retained earnings deficit                        (33,245)           (33,667)
  Accumulated other comprehensive loss                            (849)              (918)
                                                              ----------------------------
                                                                 4,409              3,918
  Less cost of common stock in treasury,
    413,500 shares                                               2,646              2,646
                                                              ----------------------------
      Total stockholders' equity                                 1,763              1,272
                                                              ----------------------------
  Total Liabilities and Stockholders' Equity                  $ 27,071           $ 26,406
                                                              ============================


See accompanying notes.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30                           September 30
(thousands, except share data)                              2003               2002               2003              2002
-------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and software                          $         3,451   $          2,799    $        11,752   $         9,095
  Professional services                                    1,241              1,628              3,864             4,962
  Access services                                          2,673              2,741              7,966             8,777
                                              --------------------------------------   ----------------------------------
    Total revenues                                         7,365              7,168             23,582            22,834

Costs of Revenue
  Hardware and software                                    2,410              1,785              7,348             5,999
  Professional services                                      645                754              2,097             2,182
  Access services                                          2,172              2,105              6,683             6,671
                                              --------------------------------------   ----------------------------------
    Total costs of revenue                                 5,227              4,644             16,128            14,852

        Gross Margin                                       2,138              2,524              7,454             7,982

Operating Expenses
  Sales and marketing                                        767                874              2,614             2,539
  Research and development                                   207                323                986             1,389
  General and administrative                                 900                879              2,729             2,754
  Interest                                                   185                203                667               642
                                              --------------------------------------   ----------------------------------
    Total operating expenses                               2,059              2,279              6,996             7,324
                                              --------------------------------------   ----------------------------------

Operating income                                              79                245                458               658

Other income (expense), net                                  (56)                (5)                 5                 7
                                              ---------------------------------------  ----------------------------------

Income before income taxes                                    23                240                463               665

  Income tax expense                                          11                 20                 41                61
                                              --------------------------------------   ----------------------------------

Net Income                                       $            12   $            220    $           422   $           604
                                              ======================================   ==================================

Basic earnings per share                         $          0.00   $           0.03    $          0.06   $          0.09
                                              ======================================   ==================================

Basic weighted-average common shares                   7,026,232          7,026,232          7,026,232         7,026,232

Diluted earnings per share                       $          0.00   $           0.03    $          0.05   $          0.08
                                              ======================================   ==================================

Diluted weighted-average common shares                 8,171,929          7,229,109          7,715,708         7,314,788

See accompanying notes.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended
                                                                   September 30
(thousands)                                                   2003              2002
------------------------------------------------------------------------------------------

Operating Activities
  Net Income                                                $   422           $   604
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation                                                259               314
    Amortization of customer service inventory and
      software license                                        1,532             1,800
    Disposal of fixed assets                                     46
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables             (971)              377
      Inventories                                              (948)           (1,758)
      Prepaid expenses and other                               (423)              (28)
      Accounts payable                                          406              (531)
      Accrued salaries and wages                                242               (90)
      Taxes other than income taxes                            (128)             (137)
      Income taxes                                                2
      Deferred revenues                                         431               (85)
      Customer deposits                                          11               701
      Other                                                     360               246
                                                              ----------------------------
    Net cash provided by operating activities                 1,241             1,413

Investing Activities
  Purchases of plant and equipment, net                         (63)              (72)
                                                              ----------------------------
    Net cash used by investing activities                       (63)              (72)

Financing Activities
  Proceeds from borrowings                                    5,300             2,626
  Principal payments on borrowings                           (6,353)           (4,876)
                                                              ----------------------------
    Net cash used by financing activities                    (1,053)           (2,250)

Increase (decrease) in cash and cash equivalents                125              (909)

Cash and Cash Equivalents at Beginning of Period                274             1,662
                                                              ----------------------------
Cash and Cash Equivalents at End of Period                  $   399           $   753
                                                              ============================


See accompanying notes.

NOTE 1 - Basis of Presentation and Significant Accounting Policies
------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.

Stock Based Compensation

The Company grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123.

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


                                                    For the three months ended         For the nine months ended
                                                           September 30                       September 30
(thousands, except per share amounts)                   2003             2002            2003              2002
----------------------------------------------------------------------------------------------------------------------

Net income, as reported                          $      12           $   220          $     422           $   604
Stock option (income) expense                          (25)               28                (38)             (223)
                                                 ---------------------------------------------------------------------
Pro forma net income (loss)                      $     (13)          $   248          $     384           $   381
                                                 =====================================================================

Basic earnings per share, as reported            $     .00           $   .03          $     .06           $   .09
Stock option expense                                   .00               .00               (.01)             (.03)
                                                 ---------------------------------------------------------------------
Pro forma basic earnings per share               $     .00           $   .03          $     .05           $   .06
                                                 =====================================================================

Diluted earnings per share, as reported          $     .00           $   .03          $     .05           $   .08
Stock option expense                                   .00               .00               (.01)             (.03)
                                                 ---------------------------------------------------------------------
Pro forma diluted earnings per share             $     .00           $   .03          $     .04           $   .05
                                                 =====================================================================


NOTE 2 - Inventories
------
The components of inventories were as follows:


                                        September 30            December  31
(thousands)                                2003                    2002
---------------------------------------------------------------------------
Finished goods                         $     58                 $        56
Work-in-process                           1,250                       1,325
Service parts                             3,322                       3,715
Materials and component parts             3,925                       4,043
                                       ------------------------------------
                                       $  8,555                 $     9,139
                                       ====================================



NOTE 3 - Credit Arrangements
------

Notes payable reflect borrowings under a credit agreement ("Agreement") with Patriarch Partners, LLC. ("Patriarch"). The Agreement allows for borrowings under a revolving line of credit facility of $10 million and an initial term loan of $2 million.

As of December 31, 2002, the Company executed an amendment to the loan with Patriarch to modify the capital expenditure covenant, from a maximum of $50,000 per quarter, to a maximum of $375,000 per year.

The outstanding borrowings at September 30, 2003 and December 31, 2002 were $9.5 million and $10.5 million, respectively. The revolving line of credit has been classified as long term, with the exception of $1.5 million classified as current, since management has the ability to maintain the September 30, 2003 outstanding balance through the next fiscal year. All outstanding borrowings under the Agreement will be due and payable as of December 31, 2004. The available balance on the outstanding borrowings was $2.1 million and $1.5 million at September 30, 2003 and December 31, 2002, respectively. The weighted average interest rate for the third quarter of 2003 was 4.9% compared to 5.6% in 2002.

The Agreement contains a provision that allows for the quarterly recapture of fifty percent of the excess cash flow to be applied to the term loan. Excess cash flow is based upon the calculation of consolidated cash flow (the sum of earnings from operations before income taxes and interest plus depreciation and amortization minus cash taxes paid minus capital expenditures) minus the aggregate amount of consolidated financial obligations (payments on indebtedness or payments on capitalized leases). The recapture of excess cash flow for the year ending December 31, 2002 was $.4 million, which was paid in the third quarter of 2003 and reduced the term loan balance to $1.6 million.

As the interest rates are variable, the carrying value of the notes payable approximates its fair value. The notes payable are secured by all of the Company's assets.

NOTE 4 - Income Taxes

At September 30, 2003, the Company had U.S. federal and state net operating loss carryforwards of approximately $28,264,000 and $27,048,000, respectively. The U.S. federal and state net operating loss carryforwards expire through 2015. At September 30, 2003, the Company had approximately $3,549,000 and $800,000 of net operating loss carryforwards for the United Kingdom and Germany, respectively, which expire through 2007. At December 31, 2002, the Company had U.S. federal and state net operating loss carryforwards of approximately $27,200,000 and $26,000,000, respectively. At December 31, 2002, the Company had approximately $226,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.


NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended                     Nine Months Ended
                                                           September 30                         September 30
                                                       2003              2002               2003           2002
                                                ------------------------------------------------------------------------
Numerator:
   Net earnings                                 $       12          $      220          $      422          $      604
                                                ========================================================================
Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)           7,026,232           7,026,232           7,026,232           7,026,232

   Effect of dilutive securities:
   Employee stock options                        1,145,697             202,877             689,476             288,556
                                                ------------------------------------------------------------------------
   Denominator for diluted earnings
   per share (adjusted weighted-average
   shares and assumed conversions)               8,171,929           7,229,109           7,715,708           7,314,788
                                                ========================================================================
Basic earnings per share                        $      .00          $        .03        $      .06          $      .09
                                                ========================================================================
Diluted earnings per share                      $      .00          $        .03        $      .05          $      .08
                                                ========================================================================




NOTE 6 -  Comprehensive  Income
------
The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:




                                                             Three Months Ended                Nine Months Ended
                                                                September 30                     September 30
(thousands)                                                 2003         2002                  2003         2002
-------------------------------------------------------------------------------------------------------------------
Net Income                                          $          12  $         220       $         422   $        604
   Foreign currency translation adjustments                   (34)            18                  69             71
                                                    ---------------------------------------------------------------

Comprehensive income (loss)                         $         (24) $         238       $         491   $        675
                                                    ===============================================================




The components of accumulated comprehensive loss at September 30, 2003 and December 31, 2002 are as follows:

                                                        September 30        December 31
(thousands)                                                 2003               2002
-------------------------------------------------------------------------------------------

Foreign currency translation adjustments             $        (849)        $    (918)
                                                     --------------------------------------
Accumulated comprehensive loss                       $        (849)        $    (918)
                                                     ======================================

NOTE 7 - Segment Information
------

The Company views its business in three distinct revenue categories: Solution and products sales, Access services, and Contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly does not report operating expenses on a segment basis.


                                                            Three Months Ended                  Nine Months Ended
                                                               September 30                       September 30
(thousands)                                                 2003            2002               2003          2002
-------------------------------------------------------------------------------------------------------------------
Revenues
    Solutions and products                          $      4,446   $       4,129       $     15,290    $     12,988
    Access services                                        2,673           2,741              7,966           8,777
    Contract manufacturing services                          246             298                326           1,069
                                                    ---------------------------------------------------------------




        Total revenues                                     7,365           7,168             23,582          22,834

    Cost of solutions and products                         3,055           2,539              9,445           8,181
    Service expenses                                       2,172           2,105              6,683           6,671
                                                    ---------------------------------------------------------------
         Gross profit margin                               2,138           2,524              7,454           7,982

    Operating expenses
        and other income, net                              2,115           2,284              6,991           7,317
                                                    ---------------------------------------------------------------
Income before income taxes                          $         23   $        240        $        463      $      665
                                                    ===============================================================
Total expenditures for additions
    to long-lived assets                            $          3   $          24       $         63      $       72





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


NOTE 8 - Bill and Hold Transactions
------

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. The Company recorded no bill and hold revenue during the third quarter of 2003 and $2.3 million in the first nine months of 2003. Revenues recorded during the first nine months of 2002 included bill and hold transactions of $.9 million. Accounts receivable included bill and hold receivables of $.7 million, and $1.1 million at September 30, 2003 and December 31, 2002, respectively.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Outlook

The forward-looking statements contained in this section and elsewhere in this document are based on current expectations. Scan-Optics, Inc. (the "Company") and its future operations are subject to a number of risks, including those discussed below. The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a total debt restructuring effective December 31, 2001 (see Note 3 to the consolidated financial statements for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or an inability to comply with financial covenants in its debt agreements or a failure to extend or replace its existing debt agreements prior to December 31, 2004. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at September 30, 2003 of approximately $9.5 million by $.1 million. All outstanding borrowings under the Company's existing debt agreements will be due and payable as of December 31, 2004 and, as of that date, the Company will also be obligated to redeem from its lender the Company's mandatorily redeemable non-voting preferred stock at a redemption price equal to $3.8 million plus interest accrued on such amount from December 31, 2001 through the date of redemption at an interest rate per annum equal to the prime rate of interest in effect from time to time during such period, plus 2% compounded annually. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products may be replaced with products relying on alternative technologies. The Company's business could be adversely affected by technological changes.

The Company achieved net income of $12,000 in the third quarter of 2003 compared to $.2 million in the third quarter of 2002. Net income for the nine months ended September 30, 2003 was $.4 million compared to $.6 million for the comparable period in 2002.

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

The first initiative is to provide cost-effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $2.7 million or 35% from the first nine months of 2002 to 2003 and $.2 million or 7% in a comparison of the third quarter of 2003 vs. 2002, mainly due to an increase in the government market.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 vs. 2002

Total revenues increased $.7 million or 3% from the first nine months of 2002 to the first nine months of 2003 and increased $.2 million or 3% from the third quarter of 2002 to the third quarter of 2003.

Hardware and software revenues increased $2.7 million or 29% in the first nine months of 2003 compared with the same period in 2002 and increased $.7 million or 23% from the third quarter of 2002 compared to 2003. Compared to the first nine months of 2002, North American sales increased $2.6 million or 29% and increased $.5 million or 19% during the third quarter of 2003 compared to the third quarter of 2002 mainly due to the increase in hardware sales to replace or upgrade existing equipment at current customer sites. International sales remained consistent with the first nine months of 2002 and the third quarter of 2002.

Professional services revenues decreased $1.1 million or 22% in the first nine months of 2003 compared with the first nine months of 2002 and decreased $.4 million or 24% during the third quarter of 2003 compared to the third quarter of 2002. These decreases relate to the difficulties in the current United States economy.

Access services revenues decreased $.8 million or 9% in the first nine months of 2003 compared with the first nine months of 2002 and decreased $.1 million or 2% during the third quarter of 2003 compared to the third quarter of 2002. The decrease in revenue is mainly due to decreases in the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business or the use of other technologies.

Cost of hardware and software increased $1.3 million or 22% in the first nine months of 2003 compared to the first nine months of 2002 and increased $.6 million or 35% in the third quarter of 2003 compared to the third quarter of 2002. The gross margin was 37% for the first nine months of 2003, compared to 34% in the first nine months of the prior year. The gross margin was 30% during the third quarter of 2003, compared to 36% in the third quarter of the prior year. The changes in gross margin are mainly due to changes in product mix and a decline in contract manufacturing volumes.

Cost of professional services decreased $.1 million in the first nine months of 2003 vs. 2002 and decreased $.1 million in the third quarter of 2003 compared to the prior year. The gross margin was 46% for the first nine months and 48% for the third quarter of 2003, compared to 56% in the first nine months and 54% in the third quarter of 2002. The decrease in gross margin was mainly due to a decline in new solutions sales, as well as fixed costs that exist to support a higher volume of business.

Cost of Access Services remained flat for the first nine months of 2003 vs. 2002 and increased $.1 million in the third quarter of 2003 compared to the prior year. The gross margin was 16% for the first nine months of 2003, compared to 24% in the first nine months of 2002. The gross margin was 19% during the third quarter of 2003, compared to 23% in the third quarter of the prior year. The decrease in margin is due to decreased Access Services revenue, which was only partially offset by a decrease in expenses.

Sales and marketing expenses increased $.1 million in the first nine months of 2003 compared to the first nine months of 2002 and decreased $.1 million in the third quarter of 2003 compared to the third quarter of 2002. The increase is mainly in outside services related to the Company's new website as well as increases in consulting services for recoverable monthly payments related to an additional reseller in the Washington, D.C., area.

Research and development expenses decreased $.4 million from the first nine months of 2002 and decreased $.1 million from the third quarter of 2002 mainly due to a decrease in software license amortization related to the BlueBird software agreement, which has been fully amortized.

General and administrative expenses remained consistent in the nine month and third quarter comparison from 2003 vs. 2002.

Interest expense remained consistent with the first nine months of 2002 and the third quarter of 2002. The weighted average interest rate for the first nine months of 2003 was 5.1% compared to 5.6% in 2002.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003 increased $.1 million from December 31, 2002 levels.

Total borrowings were $9.5 million or $1.1 million lower than the $10.6 million level at December 31, 2002. The available balance on the line of credit was $2.1 million at September 30, 2003. As of September 30, 2003, the Company is in compliance with all of the financial covenants. The Company anticipates meeting its current obligations and resource needs through the funds generated through operations. (See Note 3 for further details.) All outstanding borrowings under the Company's credit agreements will be due and payable as of December 31, 2004 and, as of that date, the Company will also be obligated to redeem from its lender the Company's mandatorily redeemable non-voting preferred stock. Although the Company expects to extend or refinance this indebtedness and redeem the preferred stock, there can be no assurance as to the availability or terms of any such extension or refinancing. If the Company fails to extend or refinance its existing indebtedness and redeem its preferred stock prior December 31, 2004, the Company's current lender has the right to exercise warrants to acquire up to 33.20% of the Company's common stock and to convert its manditorily redeemable non-voting preferred stock into voting preferred stock. It is possible that the terms of any extension or refinancing of the indebtedness could require the issuance by the Company of equity that would dilute current stockholders.


Operating activities provided $1.2 million of cash in the first nine months of 2003, as compared to $1.4 million in the first nine months of 2002.

Non-cash expenses recorded during the first nine months of the year were $1.8 million, a decrease of $.3 million from the same period in 2002. These expenses relate to disposal losses and depreciation of fixed assets (discussed in net plant and equipment below) and amortization of customer service inventory and software license.

Net accounts receivable and unbilled receivables at September 30, 2003 increased $1 million from December 31, 2002 due mainly to the increase in revenue from the fourth quarter of 2002 of $6.4 million to revenue of $7.4 million in the third quarter of 2003. The increase in revenue of $1 million along with the timing of payments resulted in the increase in accounts receivables.

Total inventories at September 30, 2003 decreased $.6 million from December 31, 2002. Total manufacturing inventories decreased $.2 million from the beginning of the year mainly due to the timing of the 2003 fourth quarter build plan and third quarter delivery of equipment. Customer service inventories decreased $.4 million mainly due to amortization of inventory.

Prepaid expenses and other increased $.4 million due to capitalized project engineering costs recorded in the third quarter of 2003.

Net plant and equipment decreased $.3 million from December 31, 2002 mainly due to depreciation expense reported during the first nine months of the year. During 2003, the Company performed a physical inventory of all plant and equipment and based on the results of these procedures wrote-off assets, primarily fully depreciated assets, which are no longer used in operations. As a result, the gross cost of these assets, as well as, the related accumulated depreciation and amortization were reduced by $6.5 million. The impact of this activity on 2003 operating results was a loss of approximately $46,000, which was recognized during the third quarter.

Accounts payable increased $.4 million from December 31, 2002 due to the timing of payments.

Salaries and wages increased $.2 million due mainly to an increase in the vacation accrual that is expected to be utilized over the remainder of the year and an increase in accrued commissions.

Taxes other than income taxes decreased $.1 million due to payments made for sales and use taxes in various states and Goods and Services Tax in Canada.

Customer deposits were flat with December 31, 2002 balances.

Deferred revenues increased $.4 million due to an increase in annual billings that were previously billed on a monthly basis.

Other liabilities were consistent with December 31, 2002 levels.



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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the three-month or nine-month periods ending September 30, 2003.





Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2001, the Company completed a total debt restructuring (see Note 3 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates or a failure to extend or replace its existing debt agreements prior to December 31, 2004. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at September 30, 2003 of approximately $10.6 million by $.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

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

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.


    Exhibit Number         Description

    Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.




(b) Reports on Form 8-K.


       Report on Form 8-K filed August 1, 2003 regarding second quarter of 2003 earnings.

                                   SIGNATURES
                                   -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SCAN-OPTICS, INC.


Date       November 14, 2003                   / s/ James C. Mavel
           -----------------                   ------------------------------
                                               James C. Mavel
                                               Chairman, Chief Executive Officer
                                               and President


Date      November 14, 2003                    / s/ Michael J. Villano
          -----------------                    ------------------------------
                                               Michael J. Villano
                                               Chief Operating Officer,
                                               Chief Financial Officer,
                                               Vice President and Treasurer