Form 10-K
period 2003-12-31
SCAN OPTICS INC
filed 2004-03-30
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended  December 31, 2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the  transition period from
                                ------------------------------------------------

Commission File No.                  0-5265
                    --------------------------------------------

                                SCAN-OPTICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  06-0851857
--------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


169 Progress Drive, Manchester, CT                        06040
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2)                              (__) YES (X) NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
$2,083,125 as of June 30, 2003.

The number of shares of common stock, $.02 par value, outstanding as of March 24, 2004 was 7,439,732.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the definitive Proxy Statement, relating to the 2004 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

Part III-Item 10 - Directors and Executive Officers of the Registrant
Part III-Item 11 - Executive Compensation
Part III-Item 12 - Security Ownership of Certain Beneficial Owners and
                   Management
Part III-Item 13 - Certain Relationships and Related Transactions
Part III-Item 14 - Principal Accountant Fees and Services

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

The Company's strategy is to provide information capture solutions to select vertical markets. With demonstrated success in government, insurance, assessment, transportation, order fulfillment and financial markets, the Company has chosen to focus on and serve these industries.

The Company has three distinct divisions: Solutions and Products, Access Services, and Manufacturing Services. These divisions are established to focus the Company's resources and assets in a cost-effective manner on the clients that it serves. Although each division is autonomous in pursuit of new business and revenue sources, they possess tremendous synergy for the end-user community that is searching for a "single-source" supplier.

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

The Access Services Division of the Company provides third party and proprietary product maintenance services nationwide, as well as in the UK and Canada. The Company has been selected by over 20 companies to provide maintenance services for their products at customer sites or through the Company's depot maintenance facility. In support of its many third-party contracts, the Company has implemented a logistics and dispatch center that is being utilized in support of several high volume, low cost products. This business model demonstrates the flexibility of the Company to provide customized services to meet customer needs, versus having the customer adapt to Company's business model. Like the rest of the Company this division depends on its ISO9001 quality processes to assure high levels of customer satisfaction.

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


SOLUTIONS AND PRODUCTS DIVISION

Solutions
Focused on the needs of the client, the Company follows an ISO9001 documented process to define the customer requirements prior to proposing a value-based information capture solution. The solution may be rich in Scan-Optics product and technology content or may integrate third-party technology to meet specific customer objectives. Because of its investment in the skills and expertise of its development organization, the Company is well positioned to deliver quality solutions in a timely manner. This capability is further enhanced by over 34 years of experience serving specific target markets.

Target Markets
Scan-Optics' key values to the markets it serves are its customer relationships and commitment to customer satisfaction, expertise in data entry, forms processing, OCR/ICR/OMR and archive, storage and retrieval solutions and its experience in systems integration. Scan-Optics' focus on communicating these key values - Customer Satisfaction, Relationships, Quality, Experience and Expertise is an integral factor in all of its marketing activities.

The Company's target markets for 2004 include its customer base of data and image capture and processing customers, the Federal Government market and the Value-Added Reseller/Channel market.

Scan-Optics' corporate message consists of a "Services-Led Strategy" - which is a focused services approach vs. a product approach, and which communicates a Services-Led message that emphasizes Scan-Optics' key values in implementing successful information capture solutions in high-volume paper processing environments.

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

Software Products
Scan-Optics' AccuScore, for the automatic scoring of "bubble" forms, uses electronic image-capture technology in conjunction with patent pending gray scale OMR recognition software for performing the scoring with:
o    Inexpensive paper or printing
o    Industry standard image scanners
o    Flexible, easy-to-use forms definition tool
o    Extremely high accuracy rates
o    Greater flexibility in forms design
AccuScore is currently being used by three of the top Large Scale Assessment processors and is well positioned to facilitate the increased demand for test scoring created by the "No Child Left Behind" Act.

Scan-Optics' DocWise, provides a secure digital information archive utilizing sophisticated workflow processes. DocWise can store virtually any type of electronic file: E-mail, computer documents (Microsoft Excel and Word), digital photos, faxes, XML files and ERM reports. DocWise provides security under Windows NT, 2000 and XP security architecture with seven levels of access rights built in. DocWise is designed to work with the Microsoft suite of database products and Oracle's 8i Database product. DocWise has both an Internet client and a desktop client for optimum flexibility. DocWise has the capacity to import and index thousands of documents per hour in industry standard TIFF format.

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

Scan-Optics' VistaCapture is a software solution suite for rapid development of data capture applications.

Scan-Optics' KeyEntry III is the ideal development tool for creating applications that work in conjunction with mainframe computers and personal computers. Typical applications range from "heads down" data entry to highly sophisticated multi-user "front-ends" for large corporate databases.

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

Hardware Products
Scan-Optics' SO Series Scanner provides a single platform to address high speed image capture and high throughput intelligent document processing with the lowest cost/highest performance ratio of any scanner in its class.

Using the latest advancements in technology, Scan-Optics has re-engineered this scanner to create a single platform that provides a solution for commercial businesses and government agencies that need high-speed image data capture, and high-throughput intelligent document processing. There are two transport options with the SO Series Scanner; the SO Series Image-Only and the SO Series OCR.

In 2004, the Company intends to continue its aggressive program of research and development enhancements of additional options and capabilities for its existing products as well as the development of new products that utilize the advantage of the Company's core competencies. The Company will continue to develop relationships with other technology companies to provide technology outside its product suite to be implemented through the Company's integration services organization to meet customer requirements.

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

These targeted solutions are provided through the professional services. The Company also provides individual, custom software services as requested by the customer. In this way, the Company can either provide the entire solution of hardware and software with support or simply provide those specific services that the customer desires.

Customer Satisfaction
Expansion of this business has been possible with the excellent customer relationships that we enjoy. Customer satisfaction continues to be a key area of focus for the Company. Our quality processes focus on the delivery of quality products and services and we monitor, measure and internally report customer satisfaction levels in various surveys conducted throughout the year. The surveys also follow a documented quality process within our ISO9001 certification program. Management meets weekly to assure the proper attention is focused on the needs of our customers.

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


ACCESS SERVICES DIVISION

The Company has offered service and maintenance support to its customer base since 1968. This support is available with either leased or purchased systems in both domestic and international markets. In addition to supporting Company products, the Access Services Division provides service and maintenance support on a variety of electro-mechanical products for more than 20 different domestic and foreign manufactures.

Maintenance service is provided through a network of over 120 highly skilled service technicians including employees and contractors. The Company provides on-site service with response times of 2 to 24 hours based on the service plan selected by the customer. In support of its third-party maintenance contracts Scan-Optics has developed comprehensive depot maintenance capability with logistics and call center support. The Company focuses on comprehensive diagnostic routines, modular designs, preventive maintenance procedures and customer surveys to provide its users high system availability to perform mission critical applications.

The Company's customers include government, insurance, assessment, transportation, and order fulfillment companies, financial institutions and manufacturers in the U.S., Canada, Latin America, Europe and the Pacific Rim. The Company maintains high standards of teamwork and customer satisfaction.


BUSINESS PROCESS OUTSOURCING

Manufacturing of the Company's products requires the fabrication of sheet metal and mechanical parts, the subassembly of electronic and mechanical parts and components, and operational and quality control testing of components, assemblies and completed systems. The Company's products consist of standard and Company-specified mechanical and electronic parts, sub-assemblies and major components, including microcomputers. A majority of parts are purchased, including many complex electronic and mechanical subassemblies. The Company also purchases major standard components, including low speed scanners, jukeboxes, PCs, printers and servers. An important aspect of the Company's manufacturing activities is its quality control program documented in the ISO9001 quality system. One of the many methods to assure quality is the use of computer-controlled testing equipment.

The Company has not experienced significant shortages of any components or subassemblies. Alternate sources for such components and subassemblies have been developed. Certain sole source items have been evaluated and the Company has determined that a minor engineering effort would be required to qualify a replacement.

The contract manufacturing services function, within this division, provides electro-mechanical assembly and test services under contracts with customers who develop and sell a variety of equipment.

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

This division utilizes its manufacturing process disciplines in structuring an outsourcing service capability for image capture and data entry. Although it is in the early stages of development the Company believes the disciplines that are practiced everyday in the manufacturing process will add significant customer value in terms of quality and efficiency to an outsourcing function.


SIGNIFICANT CUSTOMERS

In 2003, the Company derived 23% of its total revenue from one customer, Northrop Grumman, IT Inc. In 2002 and 2001, no customers accounted for more than 10% of total revenue.

CHANNELS OF DISTRIBUTION

The Company sells directly to end-users and integrators in the USA and independent distributors internationally.

QUALITY

All aspects of the Company's business fall under the ISO9001 certification requirements. Customer satisfaction is a driving priority and the chosen method of producing the measurable results is through the documented procedures defined in the Company's quality manual.


BACKLOG

The backlog for the Company's products and services as of December 31, 2003 was approximately $15.2 million. As of December 31, 2002, the backlog was approximately $18.7 million. Backlog as of March 19, 2004 was approximately $17 million. The backlog consists of firm orders for equipment, software and services, the majority of which are expected to be delivered within the next 12 months, and maintenance due on existing contracts expected to be provided during the next 12 months. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of professional services and software customization required.


COMPETITION

The Company's Solutions and Products Division competes with software service providers who integrate systems with products from multiple vendors. The Company differentiates its solutions by offering a total system, including post installation support of hardware and software services along with image scanning and document handling transports under the defined processes in the ISO9001 quality manual. The Solutions and Products Division focuses on industry specific "application" areas with solutions utilizing image and data entry/data capture systems provided by the Company and implemented under strictly defined quality processes.

A large portion of the revenue generated by the Access Services Division is from post installation hardware and software services on integrated systems installed by the Company's Solutions and Products Division. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The remaining revenue is generated by the field repair of electro-mechanical devices manufactured by third-party equipment manufacturers, primarily of scanner products, that do not have their own field maintenance staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality, which has been generated from the strict adherence to its ISO9001 quality process manual and its 34 years of experience in providing scanner repair.

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

In 2003, we completed our transition to ISO9001:2000 and obtained certification in May. We initially targeted October 2003 to complete our 2000 certification, but through teamwork and corporate commitment enterprise-wide, Scan-Optics achieved certification five months earlier than the target date.

In 2004, we will continue to monitor and maintain our Quality System through internal audits, corrective and preventive actions and continuous improvement initiatives. Our next third party surveillance audit is scheduled for May 2004.



PATENTS

The Company currently has nine United States patents in force, which expire between 2004 and 2022, and one patent pending. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and attempts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC for use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports. In 2000, the Company filed for a patent for gray scale OMR used in test scoring applications. In 2001, the Company received the patent for the ultrasonic overlapping document detection system for our scanners.

EMPLOYEES

As of December 31, 2003 the Company employed 187 people, including 19 with administrative responsibilities, 16 in marketing and sales, 94 in software and service activities, 17 in engineering and 41 in manufacturing capacities. The Company considers its employee relations to be good. The Company has not experienced any work stoppages.


FUNDED DEVELOPMENT AGREEMENTS

During 2003, 2002 and 2001, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $200,000, $43,000 and $110,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


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

                                                                  Year Ended December 31
(thousands)                                                   2003         2002         2001
---------------------------------------------------------------------------------------------
                                                                       Restated
Revenues
  Solutions and products                                  $ 21,108     $ 16,376     $ 16,667
  Access services                                           10,563       11,499       13,193
  Contract manufacturing services                              410        1,466          880
                                                          ----------------------------------
    Total revenues                                          32,081       29,341       30,740

Cost of solutions and products                              13,407       10,715       13,298
Service expenses                                             8,813        8,539       11,200
                                                          ----------------------------------

    Gross profit margin                                      9,861       10,087        6,242

  Operating expenses, net                                    9,017        9,064       12,522
                                                          ----------------------------------
Income (loss) before income taxes                         $    844     $  1,023     $ (6,280)
                                                          ==================================

Total assets                                              $ 26,073     $ 26,406     $ 27,380

Total expenditures for additions to long-lived assets
                                                          $    173     $     79     $    121

The Company restated the 2002 consolidated financial statements to reflect a change in the application of generally accepted accounting principles relating to certain liabilities. The net impact of this change increased 2002 net income before taxes by $111,000, from the amount previously reported. Refer to Note B of the consolidated financial statements for more details.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

In 2003, the Company derived 23% of its total revenue from one customer, Northrop Grumman, IT Inc. In 2002 and 2001, no customers accounted for more than 10% of total revenue.

The Company has international distributors located in 13 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)         2003                    2002                    2001
---------------------------------------------------------------------------------------

Latin America     $  124          12%     $   72          24%     $  152           3%
Europe                             0%        149          49%      3,706          73%
Pacific Rim          944          88%         81          27%      1,225          24%
                  ---------------------------------------------------------------------
                  $1,068                  $  302                  $5,083
                  =====================================================================


Export sales represented 5%, 2%, and 30% of the Solutions and Products Segment revenues for the three years ended December 31, 2003, 2002, and 2001, respectively. There are no exports sales derived from the Company's Access Services Segment or Contract Manufacturing Services Segment.



ITEM 2 - PROPERTIES
-------------------

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


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Since 2001, an action has been pending against Scan-Optics alleging, among other things, breach of contract in connection with a contract for the delivery of hardware, software and professional services. Scan-Optics has denied the material allegations of the complaint and counterclaimed for breach of contract and seeks recovery of unpaid receivables, totaling $1.4 million. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against the lawsuit and valid claims for recovery for the net amount of unpaid receivables recorded in the financial statements, and that the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matters during the fourth quarter of 2003 to a vote of the stockholders.

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
----------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------



COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two-year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock in the over-the-counter market based upon information provided by the National Association of Securities Dealers, Inc. Effective November 10, 2000 the Company was notified by The NASDAQ Stock Market, Inc. that its common stock would begin listing on the Over the Counter Bulletin Board. This action was taken because of the Company's inability to maintain the $1 per share bid price requirement for continued listing on the NASDAQ Stock Market. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 916 stockholders of record at December 31, 2003.


Quarter Ended           March 31                    June 30                     September 30                      December 31
                  High           Low           High           Low          High              Low              High             Low
----------------------------------------------------------------------------------------------------------------------------------
2003            $  .35         $  .25        $  .65         $  .27         $  .74          $  .50           $  .70         $  .45
2002            $  .41         $  .22        $  .38         $  .26         $  .39          $  .25           $  .40         $  .25



The Company has not paid dividends on its Common Stock and the Board of Directors of the Company has no intention of declaring dividends in the foreseeable future. The Company's loan agreement does not allow dividend payments on common stock.


See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information about the Company's equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)                  2003             2002            2001             2000             1999
-----------------------------------------------------------------------------------------------------------------------
                                                             Restated
Total Revenues                           $    32,081      $    29,341     $    30,740      $    38,302      $    51,992
                                         ==============================================================================

Income (loss) before income taxes                844            1,023          (6,280)         (17,709)          (8,415)

Income taxes (benefit)                          (142)              81              33               61             (240)
                                         ------------------------------------------------------------------------------

Net Income (Loss)                        $       986      $       942     $    (6,313)     $   (17,770)     $    (8,175)
                                         ==============================================================================

Basic earnings (loss) per share          $       .14      $       .13     $      (.90)     $     (2.53)     $     (1.17)

Basic weighted-average shares              7,026,232        7,026,232       7,026,232        7,025,064        6,979,651

Diluted earnings (loss) per share        $       .13      $       .13     $      (.90)     $     (2.53)     $     (1.17)

Diluted weighted-average shares            7,806,491        7,317,437       7,026,232        7,025,064        6,979,651

SELECTED BALANCE SHEET DATA
Total assets                             $    26,073      $    26,406     $    27,380      $    36,513      $    56,792
Working capital (deficit)                $     4,957      $     5,394     $     4,184      $    (9,833)     $     4,727
Long term obligations                    $     9,865      $    10,682     $    11,397
Mandatory redeemable preferred stock     $     3,800      $     3,800     $     3,800
Total stockholder's equity               $     2,443      $     1,383     $       360      $     4,307      $    22,081


The Company restated the 2002 consolidated financial statements to reflect a change in the application of generally accepted accounting principles relating to certain liabilities. The net impact of this change increased 2002 net income and earnings per share by $111,000 and $.02, respectively, from amounts previously reported. Refer to Note B of the consolidated financial statments for more details.

The Company has not paid any dividends for the five-year period ended December 31, 2003.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
-----------------------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Overview
Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known or unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth below. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2003 of approximately $8 million by $.1 million. Further, if the recapitalization described under "Liquidity and Capital Resources" occurs, as contemplated by the 2004 debt restructuring described under such heading, the Company's lenders will acquire significant voting control and will accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. If the recapitalization fails to occur, the Company's secured obligations (including the Company's mandatorily redeemable preferred stock), which exceeds in the aggregate $13.6 million as of March 30, 2004, will be due and payable June 1, 2005. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company reported net income for the year of $1 million or $.13 per diluted share, compared to a net income of $.9 million, or $.13 per diluted share, for 2002. There was an 18% improvement in operating income, along with 9% revenue growth for the year compared to 2002. In 2003 we received certification for ISO9001:2000 for our entire Company, which extends the focus on customer satisfaction to all areas of the enterprise. The Company invested in research and development to develop a new image scanning platform in 2003, which it introduced during the AIIM trade show in March 2004. In fact, this product earned "Best in Show Award" for high-end image scanners. This image scanner was designed to satisfy the requirement of our very sophisticated customer base but also scalable to provide an excellent price performance in the competitive market space.

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

The first initiative is to provide cost effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target  market  approach  and has  chosen  to  place  its  primary  focus on the government and assessment markets, while continuing to address the transportation, insurance, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative increased $5.1 million from 2002 to 2003 mainly in the government market.

The second initiative, introduced in early 2003, is a Business Process Outsourcing ("BPO") Service to image-enable documents for subsequent document management, storage and retrieval. The Company's' BPO Services provide a low-risk, cost-effective solution for customers with document imaging needs. As increasing numbers of both government and commercial clients migrate from paper-based filing systems to state-of-the-art image-based storage and retrieval systems, they are faced with the need to convert their existing paper files or opt to outsource the activity to a proven solution provider. The BPO services offer customers a high quality, ISO9001 certified, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, and further leveraging software skills, resources and process controls.

The third initiative, in our Access Services Division, is an expansion to include enterprise wide maintenance services. Leveraging off the experience it has gained through its many third party agreements, Access Services is well positioned to expand maintenance coverage and provide customers with "one number to call" for maintenance services regardless of the equipment manufacturer. Through the division's 120 technical service representatives, including employees and contractors, strategically located throughout the US, the Company believes that it can provide high quality, cost effective enterprise maintenance to its existing customer base as well as new accounts.

While the Company is principally focused on improving the profitability of its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

RESULTS OF OPERATIONS - 2003 VS. 2002

The 2002 consolidated financial statements have been restated to reflect a change in the application of generally accepted accounting principles relating to the adjustment of certain liabilities. The Company identified certain liabilities relating to services and transactions dating back to 2002 and 2001. In 2003, the Company determined the amounts were no longer valid obligations of the Company. Further, it was determined that payment of the obligation or resolution of the circumstances originally creating the liability occurred in 2002. As a result, the liabilities should have been removed from the Company's books in 2002. The net impact of this change increased 2002 net income and earnings per share by $111,000 and $.02, respectively, representing a reduction of payables offset by required additional bonuses. The effect of income taxes was determined immaterial.

Total revenues increased $2.7 million or 9% from 2002 to 2003.

Hardware and software revenue increased $4.8 million or 42% from the prior year. North American sales increased $4.2 million or 38% due mainly to the replacement or upgrade of existing Series 9000 systems at current customer sites. The Company does not expect the replacement revenue to continue at the same level as 2003. Total international sales increased $.6 million or 189% from 2002. International sales in the Pacific Rim increased 849% or $.7 million due to spare parts orders and a scanner system sold to the Company's distributor in Japan. Sales to Europe and Latin American decreased $.1 million from the prior year.

Professional services revenue decreased $1.1 million or 16% from 2002 to 2003 mainly due to the decrease in the service revenue component of certain hardware systems installations and difficulties in the current U.S. economy.

Access services revenue decreased $.9 million or 8% from 2002 to 2003 due mainly to a decrease in revenue from the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business or the use of other technologies.

Cost of hardware and software revenue increased $2.9 million or 37% from 2002. The increase in cost is mainly due to an increase in hardware and software sales volume. In 2003, the Company recorded approximately twice the number of Series 9000 scanners sales as compared to 2002, which accounted for more revenue and therefore increased manufacturing costs. Cost of hardware and software revenue as a percentage of revenue was 67% in 2003, as compared to 69% in 2002.

Cost of professional services revenue decreased $.2 million or 6% in 2003 compared to the prior year mainly due to decreases in salaries and travel expenses. Cost of professional services revenue as a percentage of revenue was 50% in 2003, as compared to 44% in 2002, due mainly to a decline in new solutions sales, as well as fixed costs that exist to support a higher volume of business.

Cost of Access services revenue increased $.3 million or 3% from 2002 to 2003. The increase is principally due to an increase in UK operating expenses. Cost of Access services revenue as a percentage of revenue was 83% in 2003, as compared to 74% in 2002, traceable to lower revenues in 2003 and a relatively fixed cost structure.

Sales and marketing expenses increased $.2 million or 6% from 2002, principally due to an increased use of outside services related to the Company's new website as well as increases in consulting services related to a reseller in the Washington, D.C. area to expand into the federal goverment market, and increased trade show activity.

Research and development expenses decreased $.5 million or 30% from 2002 mainly due to the capitalization of certain software development costs.

General and administrative expenses remained consistent with the prior year. A reduction in legal expenses of $.2 million and $.1 million of bad debt recovery was offset by increased salary expense of $.2 million and increased group insurance expense of $.1 million.

Interest expense of $.8 million remained consistent with 2002. The weighted average interest rate was 4.8% in 2003 compared to 5.5% in 2002.

Other Income decreased $.3 million from 2002 mainly due to a reduction in 2002 of $.4 million for certain amounts previously recorded as liabilities that were no longer due or have been settled for amounts less than previously recorded.

Income tax benefit increased $.2 million from 2002 mainly due to the reduction of potential tax exposures associated with certain state and foreign exposure items.


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

Cost of Access services revenue decreased $2.7 million or 24% from 2001 to 2002. The decrease is mainly due to a decrease in goodwill amortization expense of $.8 million, a decrease in UK operating expense of $.7 million and a decrease in salaries and related expenses of $.6 million. Cost of Access services revenue, as a percentage of revenue was 74% in 2002, as compared to 85% in 2001.

Sales and marketing expenses decreased $.6 million or 16% from 2001 mainly due to a decrease in UK operations.

Research and development expenses decreased $1.1 million or 39% from 2001 mainly due to a decrease in salaries and related expenses of $.6 million and amortization of the software license agreement of $.5 million in 2001.

General and administrative expenses decreased $.3 million or 9% from 2001 mainly due to decrease in goodwill amortization expense of $.5 million, and a $.2 million decrease in legal and accounting fees, offset by the recording of the settlement of the Southern Computer Systems stock purchase agreement which forgave $.5 million due under the consulting and non-compete retainer in 2001. Expenses have been restated from amounts previously recorded for a reduction in liabilities of $.2 million offset by $.1 million for additional bonus compensation.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to utilize available liquid resources to fund additional investments in its marketing and research and development organizations, provide for professional fees arising from the debt restructuring process and general working capital and corporate needs.

Cash and cash equivalents increased $.3 million from 2002 to 2003 mainly due to increased cash from operations offset by the paydown of the revolving line of credit.

At December 31, 2003, the Company had $8 million in outstanding borrowings, classified as long term, against its $12 million available borrowings. The Company anticipates meeting its current obligations and resource needs through the funds generated from operations and available borrowings. The average borrowing level for 2003 was $9.8 million compared to $10.7 million for 2002. The decrease is due to payments of portions of the outstanding debt from cash flow generated in 2003.

Effective March 30, 2004, the Company entered into a new credit agreement with lenders affiliated with Patriarch Partners, LLC. (the "Lenders") that, among other things, extends from December 31, 2004 through June 1, 2005 the repayment date for all of the Company's secured debt and provides additional working capital in the amount of $1.5 million. Subject to approval by the shareholders at the Company's Annual Meeting scheduled to be held on or before July 1, 2004, the Company will issue to the Lenders 79.8% of the fully-diluted Common Stock of the Company in consideration for, among other things, the Lenders' agreement to extend the repayment date for outstanding secured debt through March 30, 2007. More specifically, the financing arrangement includes the following items:


          o The Company's secured term and revolving debt is exchanged for a $9 million term loan. The new term loan is payable in annual amounts of $90,000 beginning March 2005 with the balance due at maturity. A new $2.5 million revolving credit facility is also provided, which can be used for working capital and other general business purposes. Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%. The maturity date for these loans is extended from December 31, 2004 to June 1, 2005.

          o An additional $1.5 million working capital term loan is available to the Company, with the Company obligated to repay $2 million at maturity on June 1, 2005. The working capital term loan will accrue interest on $2 million at the prime rate.

          o The Company's financial covenants with respect to backlog, capital expenditure and EBITDA have been modified to enhance the financial flexibility of the Company.

          o The Company has exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date is extended from December 31, 2004 to June 1, 2005.

          o The Company has agreed to use its best efforts, subject to the fiduciary duties of the Board of Directors, to complete a recapitalization of the Company by July 1, 2004. The Lenders currently hold both the Series B preferred stock noted above and a warrant to purchase common stock issued to the Lenders in December 2001. The Lenders are entitled to exercise the warrant, upon the earlier of January 1, 2005 or a triggering event, for 33.2% of the fully-diluted common stock of the Company at $0.02 per share. In addition, upon the Lender's exercise of the warrant, the Series B preferred would be entitled to vote with the common stock and would have 46.67% of the voting power of the Company, on a fully-diluted basis. The recapitalization will include, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock and the existing warrant, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders will own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company. The recapitalization is subject to the approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company and related matters, which approval will be sought at the Company's planned annual meeting to be held on or before July 1, 2004.

          o Upon approval by the Company's shareholders of the recapitalization described above, the maturity date for all of the Company's secured indebtedness to the Lenders will be further extended from June 1, 2005 to March 30, 2007.


     The Company believes that the 2004 loan restructuring will allow execution of the Company's business plan through the term of the credit agreement by reducing required payments under the borrowing arrangements with the Lenders and increasing available funds through the working capital term loan facility, thereby enhancing the Company's ability to invest in its business, by lowering the thresholds of the financial covenants and by extending the loan maturities through June 2005, and through March 2007 if the shareholders approve the recapitalization transaction. In the event that shareholders fail to approve the recapitalization transaction or the recapitalization transaction fails to occur for any other reason, the Company's secured obligations (including the Company's mandatorily redeemable preferred stock), which exceeds $13.6 million as of March 30, 2004, will be due and payable on June 1, 2005.

The following summarizes the Company's significant contractual obligations and commitments that impact its liquidity as of December 31, 2003 after giving effect to March 30, 2004 financing agreement.

Contractual Obligations                                         Payments Due by Period
-------------------------------------------------------------------------------------------------------------
                                                         Less than       1 - 3           4 - 5         After
(thousands)                                Total          1 year         years           years        5 years
-------------------------------------------------------------------------------------------------------------

Notes payable                             $ 7,989                       $ 7,989
Redeemable preferred stock                  3,800                         3,800
Interest payable                              486                           486
Executive insurance agreement                 408                            50        $   100        $   258
Capital leases                                319        $    94            225
Operating leases                            2,476            442          1,723            104            207
                                          -------------------------------------------------------------------
Total contractual cash obligations        $15,478        $   536        $14,273        $   204        $   465
                                          ===================================================================


Operating activities provided $3 million of cash in 2003 compared to using $.2 million in 2002. The non-cash expenses in 2003 were $2.2 million compared to $2.5 million in 2002. The non-cash items relate to depreciation of fixed assets which is discussed in net plant and equipment below, amortization of customer service inventory and software license, amortization of goodwill, provisions for losses on accounts receivable, provisions for inventory obsolescence and non-cash income from a reversal of previously recorded liabilities. These and other components of operating activities are discussed below.

Net accounts receivable and unbilled receivables increased $.5 million from December 31, 2002. The increase is due to the increase in revenue from the fourth quarter of 2002 of $6.4 million to revenue of $8.5 million in the fourth quarter of 2003.

Total inventories decreased $1.9 million from 2002 levels. Manufacturing inventories decreased $1.5 million during the year due to a decrease in materials and component parts of $1.2 million and a decrease in work-in-process inventory of $.3 million. Finished goods inventory remained consistent with prior year levels. The decrease in materials and component parts is mainly due to a decrease in the production schedule for the first quarter of 2004 and lower production costs of the new SO series scanner. Customer service inventory decreased for the year by $.4 million, which was mainly attributable to the amortization of spare parts inventory.

Net plant and equipment decreased $.3 million in 2003. This net decrease is mainly due to depreciation of $.4 million which was offset by additions of $.2 million. During the year the Company conducted a physical inventory of fixed assets and as a result $6.5 million in asset value and accumulated depreciation of $6.4 million were written off resulting in a loss on disposals of $.1 million.

Goodwill remained consistent with prior year. The amortization of goodwill was eliminated as of January 1, 2002 due to the issuance of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles".

Accounts payable remained consistent with the prior year.

Notes payable to bank decreased $2.6 million due to pay down of the notes payable during the year. (See Note G.)

Salaries and wages increased $.5 million from 2002 mainly due to a $.5 million increase in bonus accrual.

Deferred revenue increased $.6 million as a result of the increase in annual and quarterly maintenance billings that are subsequently recognized in revenue over the maintenance period covered by the billing.

Customer deposits decreased $.4 million due mainly to two large orders in 2002 that contained deposit requirements as part of the contract.

Other current liabilities decreased $.2 million due mainly to a decrease in a tax contingency reserve of $.3 million, decrease of $.1 million in accrued legal fees partially offset by a $.2 million increase in VAT reserves and miscellaneous accruals in the UK operations.

Other long term liabilities increased $.2 million mainly due to accruals for lease payments that were deferred as part of the March 2004 debt restructuring and will mature on June 1, 2005, and accrued interest on the mandatory redeemable preferred stock.

OTHER MATTERS

New Accounting Standards

Refer to Note C of the Notes to Consolidated Financial Statements in Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and consolidated financial position.


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

Revenue recognition - proportional performance: The Company recognizes revenue and profit on professional services engagements using the proportional performance method of accounting, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, the provision for such loss is recorded in that period. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. The estimated loss is calculated and adjusted each period. If estimates change, the professional services revenue, cost of revenue and gross margins will be impacted.

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

Inventories - slow moving and obsolete: The Company performs regular reviews of excess and obsolete manufacturing inventories to determine if the inventory reserve recorded on the balance sheet is adequate to cover the value of parts deemed excess or obsolete. The review is based upon current inventory levels, expected product sales over the next twelve to twenty four months and Access Services requirements for spare parts. Should the Company not achieve expected product sales or if Access Services parts requirements should change, future losses may occur through the requirement of additional reserves for excess and obsolete inventory. The spare parts are amortized over four years and the reserves are reviewed periodically for appropriateness.

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

Goodwill: Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired and were amortized on a straight-line basis over five to twenty years. Beginning January 1, 2002, goodwill is no longer amortized, but going forward it will be tested on at least an annual basis for impairment, see Note C.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

On March 30, 2004, the Company completed a total debt restructuring (see "Liquidity and Capital Resources" for further information); however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2003 of approximately $8 million by $.1 million.

The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars.

Refer to the Overview section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, and to Note A of the Notes to Consolidated Financial Statements.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




Stockholders and Board of Directors
Scan-Optics, Inc.


We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B, the consolidated financial statements for 2002 have been restated due to a change in the application of generally accepted accounting principles relating to the adjustment of certain liabilities.

As discussed in Note C to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 26, 2004, except for Note G,
as to which the date is March 30, 2004

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     December 31
(thousands, except share data)                                   2003           2002
------------------------------------------------------------------------------------
                                                                            Restated
Assets
Current Assets:
  Cash and cash equivalents                                   $   585        $   274
  Accounts receivable less allowance of $1,134 in 2003
                  and $1,574 in 2002                            6,043          5,554
  Unbilled receivables - contracts in progress                    415            377
  Inventories                                                   7,282          9,139
  Prepaid expenses and other                                      597            591
                                                              ----------------------
    Total current assets                                       14,922         15,935


Plant and Equipment:
  Equipment                                                     3,682          8,836
  Leasehold improvements                                        4,010          5,209
  Office furniture and fixtures                                   745            725
                                                              ----------------------
                                                                8,437         14,770
  Less allowances for depreciation and amortization             7,422         13,456
                                                              ----------------------
                                                                1,015          1,314



Goodwill                                                        9,040          9,040
Other assets                                                    1,096            117
                                                              ----------------------

Total Assets                                                  $26,073        $26,406
                                                              ======================

                                                                          December 31
(thousands, except share data)                                       2003             2002
------------------------------------------------------------------------------------------
                                                                                  Restated
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                               $  2,323         $  2,274
  Note payable                                                                       1,500
  Salaries and wages                                                1,484            1,027
  Taxes other than income taxes                                       758              501
  Income taxes                                                        189               45
  Deferred revenue                                                  2,787            2,217
  Customer deposits                                                   929            1,308
  Other                                                             1,495            1,669
                                                                 -------------------------
    Total current liabilities                                       9,965           10,541

  Notes payable                                                     7,989            9,042
  Other liabilities                                                 1,876            1,640

  Mandatory redeemable preferred stock, par value $.02
    per share, authorized 3,800,000 shares;
      3,800,000 issued and outstanding                              3,800            3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share, authorized
    1,200,000 shares; none issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares; issued 7,439,732
      shares in 2003 and 2002                                         149              149
  Common stock Class A Convertible, par
       value $.02 per share, authorized 3,000,000
         shares; available for issuance 2,145,536 shares;
        none issued or outstanding
  Capital in excess of par value                                   38,354           38,354
  Accumulated Retained-earnings deficit                           (32,570)         (33,556)
  Accumulated other comprehensive loss                               (844)            (918)
                                                                 -------------------------
                                                                    5,089            4,029
  Less cost of common stock in treasury,
    413,500 shares                                                  2,646            2,646
                                                                 -------------------------
      Total stockholders' equity                                    2,443            1,383
                                                                 -------------------------
  Total Liabilities and Stockholders' Equity                     $ 26,073         $ 26,406
                                                                 =========================

See accompanying notes

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31
(thousands, except share data)                           2003                2002               2001
----------------------------------------------------------------------------------------------------
                                                                         Restated

Revenues
         Hardware and software                    $    16,044         $    11,292        $    11,195
         Professional services                          5,474               6,550              6,352
         Access services                               10,563              11,499             13,193
                                                  --------------------------------------------------
                  Total revenues                       32,081              29,341             30,740

Costs of Revenue
         Hardware and software                         10,690               7,816              9,331
         Professional services                          2,717               2,899              3,967
         Access services                                8,813               8,539             11,200
                                                  --------------------------------------------------
                  Total costs of revenues              22,220              19,254             24,498

                                                        9,861              10,087              6,242
Gross Margin

Operating Expenses
         Sales and marketing                            3,455               3,273              3,914
         Research and development                       1,267               1,798              2,936
         General and administrative                     3,572               3,566              3,899
         Interest                                         856                 846              1,788
                                                  --------------------------------------------------
                  Total costs and expenses              9,150               9,483             12,537
                                                  --------------------------------------------------

Operating income (loss)                                   711                 604             (6,295)

Other income, net                                         133                 419                 15
                                                  --------------------------------------------------

Income (loss) before income taxes                         844               1,023             (6,280)

         Income tax expense (benefit)                    (142)                 81                 33
                                                  --------------------------------------------------

Net Income (Loss)                                 $       986         $       942        $    (6,313)
                                                  ==================================================

Basic earnings (loss) per share                   $       .14         $       .13        $      (.90)
                                                  ==================================================

Basic weighted-average shares                       7,026,232           7,026,232          7,026,232

Diluted earnings (loss) per share                 $       .13         $       .13        $      (.90)
                                                  ==================================================

Diluted weighted-average shares                     7,806,491           7,317,437          7,026,232

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                                Accumulated  Accumulated
                                             Common Stock         Capital in     Retained-     Other
                                        ----------------------     Excess of     Earnings   Comprehensive  Treasury
(thousands, except share data)            Shares       Amount      Par Value      Deficit    Income (Loss)   Stock         Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2001                 7,439,732      $ 149       $ 35,654      $ (28,185)     $ (665)    $ (2,646)     $ 4,307

Issuance of common stock
  upon exercise of stock
  options                                                             2,700                                                2,700
Net loss                                                                            (6,313)                               (6,313)
Currency translation
  adjustments                                                                                     (334)                     (334)
                                                                                                                         --------
Comprehensive loss                                                                                                        (6,647)
---------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2001               7,439,732      $ 149         38,354        (34,498)       (999)      (2,646)         360

Issuance of common stock
  warrants
Net income (restated)                                                                  942                                   942
Currency translation
  adjustments                                                                                       81                        81
                                                                                                                         --------
Comprehensive income
  (restated)                                                                                                               1,023
---------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2002
  (restated)                            7,439,732      $ 149         38,354        (33,556)       (918)      (2,646)       1,383

Net income                                                                             986                                   986
Currency translation
  adjustments                                                                                       74                        74
                                                                                                                         --------
Comprehensive income                                                                                                       1,060
---------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2003               7,439,732      $ 149       $ 38,354      $ (32,570)     $ (844)    $ (2,646)     $ 2,443
=================================================================================================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
(thousands)                                                                     2003             2002             2001
-----------------------------------------------------------------------------------------------------------------------
Operating Activities                                                                          Restated
         Net income (loss)                                                  $    986         $    942         $ (6,313)
                  Adjustments to reconcile net income (loss) to net
                       cash provided (used) by operating activities:
                  Depreciation                                                   426              425              677
                  Amortization of customer service inventory and
                         software license                                      1,885            2,355            2,886
                  Amortization of goodwill                                                                       1,326
                  Provision for losses on accounts receivable                     22               35
                  Provision for inventory obsolescence                                             50              178
                  Reversal of previously recorded liabilities                   (183)            (369)
                  Changes in operating assets and liabilities:
                         Accounts receivable                                    (549)            (668)           6,507
                         Refundable income taxes                                                                   124
                         Inventories                                             (28)          (2,634)          (1,873)
                         Prepaid expenses and other                               (6)             (87)             465
                         Software license
                         Accounts payable                                        232             (819)          (2,604)
                         Accrued salaries and wages                              457             (353)             526
                         Taxes other than income taxes                           257              (23)             131
                         Income taxes                                            144               40             (116)
                         Deferred revenue                                        570              116               24
                         Customer deposits                                      (379)             801             (705)
                         Other                                                  (797)              21             (330)
                                                                            -------------------------------------------
                Net cash provided (used) by operating activities               3,037             (168)             903

Investing Activities
         Acquisition related settlement                                                           209              400
         Proceeds from the sale of plant and equipment                                             35
         Purchases of plant and equipment, net                                  (173)            (114)             (64)
                                                                            -------------------------------------------
                Net cash provided (used) by investing activities                (173)             130              336

Financing Activities
         Proceeds from issuance of common stock
         Proceeds from borrowings                                              7,650            4,376            3,485
         Principal payments on borrowings                                    (10,203)          (5,726)          (3,098)
                                                                            -------------------------------------------
                Net cash provided (used) by financing activities              (2,553)          (1,350)             387

Increase (decrease) in cash and cash equivalents                                 311           (1,388)           1,626
Cash and Cash Equivalents at Beginning of Year                                   274            1,662               36
                                                                            -------------------------------------------
Cash and Cash Equivalents at End of Year                                    $    585         $    274         $  1,662
                                                                            ===========================================

Supplemental Cash Flow Information
Interest paid                                                               $    732         $    667         $  1,579
                                                                            ===========================================
Income taxes paid                                                           $     24         $     44         $     61
                                                                            ===========================================

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

The Company combines technology, experience and expertise to develop cost-effective solutions for applications that include government, insurance, assessment, transportation, financial and order entry. The Company's systems, software and services are marketed worldwide to commercial and government organizations either directly by the Company's sales organization or through distributors. The Company also markets with system integrators and specialized niche suppliers. The Company's business is vulnerable to a number of factors beyond its control. These factors include (1) the effect of a continued weakening in the domestic and international economies, which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products,
(4) the implementation of other technologies, which may provide alternative solutions to customers, and (5) the stability of sole source suppliers.


NOTE B - RESTATEMENT OF 2002 CONSOLIDATED FINANCIAL STATEMENTS

The 2002 consolidated financial statements have been restated to reflect a change in the application of generally accepted accounting principles relating to the adjustment of certain liabilities. The Company identified certain liabilities relating to services and transactions dating back to 2002 and 2001, and in 2003, the Company determined the amounts were no longer valid obligations of the Company. Further, it was determined that payment of the obligation or resolution of the circumstances originally creating the liability occurred in 2002. As a result, the liabilities should have been removed from the Company's books in 2002. The net impact of this change increased 2002 net income and earnings per share by $111,000 and $.02, respectively, from amounts previously reported, representing a reduction of payables as the Company had satisfied its vendor obligations offset by required additional bonuses. The effect of income taxes was determined immaterial.

NOTE C - ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Scan-Optics, Inc. and its subsidiaries, all wholly-owned. All intercompany accounts and transactions are eliminated in the consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates.

Foreign Currency Translation: The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive loss, a component of Stockholders' Equity.

Cash Equivalents: Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Accounts Receivable and Revenue Recognition: Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract terms and conditions. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance test that is certified by the customer (Note O). When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Revenues under systems integration and professional services contracts are recognized on a proportionate performance basis, based on the ratio of earned revenue to total contract price, after considering accumulated costs and estimated costs to complete each contract or when services have been performed and accepted, depending on the nature of the individual project. Under fixed price contracts, the Company may encounter, which has been the case with certain contracts in prior years, cost overruns caused by project management problems and the expense of hiring outside contractors to assist in project completions, as well as changes to previously agreed upon project designs. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the estimates indicate a loss on a particular contract, such a loss is provided for in the period it is identified.

Revenues from maintenance services are recognized when the related services are provided.

The Company generally records receivables when the related revenue is recognized. Based on certain pre-negotiated contract terms billing may not coincide with revenue recognition, in which case, amounts due from customers are captured in unbilled receivables until the customer is actually invoiced in accordance with the contract terms.

An allowance for potentially uncollectible accounts receivable is provided based on management's assessment of customers' current financial condition, general economic and industry conditions and past experience. Accounts receivable are charged to the allowance when deemed uncollectible.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. The Company periodically reviews for obsolete and slow-moving inventory based on historical usage, future requirements and anticipated spare parts demand. The spare parts are amortized over four years and the reserves are reviewed periodically for appropriateness.

Plant and Equipment: Plant and equipment is stated on the basis of cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the useful life of the improvements or the life of the lease, whichever is shorter.

Long-Lived Assets: Long-lived assets are recorded at the lower of amortized cost
or  fair  value.   Software   license  acquired  in  1999  was  amortized  on  a
straight-line basis over 3 years.

Asset Impairment: As part of an ongoing review of the valuation of long-lived assets, the Company assesses the carrying value of such assets, if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by non-discounted cash flow analysis over the remaining useful life of the asset, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

Goodwill: Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill, but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2003 or January 1, 2002. Had Statement No. 142 been in effect as of the beginning of 2001, amortization expense for the year ended December 31, 2001 would have been reduced by $1,326,000, reducing net loss by the same amount and reducing net loss per share by $.19 per share.

Capitalized Software Development Costs: The Company capitalizes certain internal and external costs in accordance with FASB Statement No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed associated with the development of certain software. These costs are amortized on a straight-line basis over the estimated useful life of the software or on a units sold basis, whichever results in the shorter amortization period. Capitalized software totaled $960,000 at December 31, 2003. No costs were capitalized at December 31, 2002.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments, as of December 31, 2003 and 2002 and approximate the carrying value of these financial instruments.

Shipping Costs: Shipping costs are included in costs of revenue.

Advertising Costs: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($10,000 in 2003, $12,000 2002, and $9,000 in 2001) are included in selling, general and administrative expenses.

Income Taxes: Deferred income taxes are provided for on differences between the income tax and the financial reporting bases of assets and liabilities at the statutory tax rates that will be in effect when the differences are expected to reverse. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not. In making such determination, the Company may consider estimated future reversals of existing temporary differences, estimated future earnings and available tax planning strategies. To the extent that the estimates of these items are reduced or not realized, the amount of the deferred tax assets considered realizable could be adversely affected.

Stock Based Compensation: The Company generally grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Pro forma information regarding net income (loss) and earnings (loss) per share determined as if the Company granted stock options under the fair value method is required by FASB Statement No. 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

For the purpose of pro-forma disclosures, the estimated fair value of the stock options at the date of grant was determined using a Black-Scholes option pricing mode and is expensed ratably over the vesting period of the grant, which is 36 months for key employees and 6 months for nonemployee members of the Board of Directors. Options for senior management that were granted on December 31, 2001 as part of the previous debt restructuring vested over six months. The Company's pro-forma information is as follows:



                                                                           December 31
     (thousands, except per share amounts)                      2003            2002            2001
     -------------------------------------------------------------------------------------------------
                                                                             Restated
     Net income (loss), as reported                        $     986       $     942       $  (6,313)
     Deduct: Stock option expense                                (93)           (199)           (134)
                                                           -------------------------------------------
     Pro forma net income (loss)                           $     893       $     743       $  (6,447)
                                                           ===========================================

     Basic earnings (loss) per share, as reported          $     .14       $     .13       $    (.90)
     Stock option expense                                       (.01)           (.03)           (.02)
                                                           -------------------------------------------
     Pro forma basic earnings (loss) per share             $     .13       $     .10       $    (.92)
                                                           ===========================================

     Diluted earnings (loss) per share, as reported        $     .13       $     .13       $    (.90)
     Stock option expense                                       (.01)           (.03)           (.02)
                                                           -------------------------------------------
     Pro forma diluted earnings (loss) per share           $     .12       $     .10       $    (.92)
                                                           ===========================================


Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: risk free interest rate - 7%, expected life - 10 years and expected volatility of 1.102.

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

New Accounting Pronouncements:
On January 1, 2003, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This standard amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency related to the required accounting for sale-leaseback transactions and certain lease modifications. This standard also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of this standard did not have an impact on the Company's consolidated financial position, at December 31, 2003 or results of operations for the year then ended.

On January 1, 2003, the Company also adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Adoption of this standard did not have an impact on the Company's consolidated financial position, at December 31, 2003 or results of operations for the year then ended.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement was applicable to the Company effective September 1, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of December 31, 2003 or on the results of operations for the year then ended.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, Revenue Arrangements With Multiple Deliverables ("EITF No. 00-21") and its interaction with other authoritative literature. The statement was adopted by the Company effective September 1, 2003 and requires revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of December 31, 2003 or on the results of operations for the year then ended.

In December 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which effectively modified and clarified certain provisions of FIN 46, as originally issued. The Company is required to adopt the provisions of this guidance for the quarter ending March 31, 2004, as it relates to all variable interests held, except that adoption is required by December 31, 2004 for all variable interest held in entities that are considered to be special purpose entities. The adoption of this Statement did not have a significant effect on the Company's December 31, 2003 financial statements and is not expected to have a significant impact upon adoption in the first quarter of 2004. The Company has no variable interest entities.



NOTE D - Acquisition Activities

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


NOTE E - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Unbilled amounts in accounts receivable under contracts in progress were $.4 million at December 31, 2003 and 2002, respectively, and are recoverable from the customer upon completion of the phase or milestone. The Company estimates that substantially all unbilled amounts will be collected in 2004.

NOTE F - INVENTORIES

The components of inventories were as follows:

                                          December 31
(thousands)                            2003          2002
---------------------------------------------------------
Finished goods                       $   57        $   56
Work-in-process                       1,066         1,325
Service parts                         3,291         3,715
Materials and component parts         2,868         4,043
                                     --------------------
                                     $7,282        $9,139
                                     ====================


NOTE G - CREDIT ARRANGEMENTS

Notes payable reflect borrowings under a credit agreement ("Agreement") with Patriarch Partners, LLC. ("Patriarch"). The Agreement allows for borrowings under a revolving line of credit facility of $10 million and a term loan of $2 million as of December 31, 2003. At December 31, 2003, the Company had $8 million in outstanding borrowings, all of which are classified as long-term as the Company has refinanced the notes on a long-term basis. The available balance on the outstanding borrowings was $3.6 million and $1.5 million at December 31, 2003 and December 31, 2002, respectively. The weighted average interest rate on borrowings during 2003 and 2002 was 4.8% and 5.5%, respectively.

     Effective March 30, 2004, the Company entered into a new credit agreement with lenders affiliated with Patriarch Partners, LLC. (the "Lenders") that, among other things, extends from December 31, 2004 through June 1, 2005 the repayment date for all of the Company's secured debt and provides additional working capital in the amount of $1.5 million. Subject to approval by the shareholders at the Company's Annual Meeting scheduled to be held on or before July 1, 2004, the Company will issue to the Lenders 79.8% of the fully-diluted Common Stock of the Company in consideration for, among other things, the Lenders' agreement to extend the repayment date for outstanding secured debt through March 30, 2007. More specifically, the financing arrangement includes the following items:

     o The Company's secured term and revolving debt is exchanged for a $9 million term loan. The new term loan is payable in annual amounts of $90,000 beginning March 2005 with the balance due at maturity. A new $2.5 million revolving credit facility is also provided, which can be used for working capital and other general business purposes. Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%. The maturity date for these loans is extended from December 31, 2004 to June 1, 2005.

     o An additional $1.5 million working capital term loan is available to the Company, with the Company obligated to repay $2 million at maturity on June 1, 2005. The working capital term loan will accrue interest on $2 million at the prime rate.

     o The Company's financial covenants with respect to backlog, capital expenditure and EBITDA have been modified to enhance the financial flexibility of the Company.

     o The Company has exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date is extended from December 31, 2004 to June 1, 2005.

     o The Company has agreed to use its best efforts, subject to the fiduciary duties of the Board of Directors, to complete a recapitalization of the Company by July 1, 2004. The Lenders currently hold both the Series B preferred stock noted above and a warrant to purchase common stock issued to the Lenders in December 2001 currently valued at $2.7 million. The Lenders are entitled to exercise the warrant, upon the earlier of January 1, 2005 or a triggering event, for 33.2% of the fully-diluted common stock of the Company at $.02 per share. In addition, upon the Lender's exercise of the warrant, the Series B preferred would be entitled to vote with the common stock and would have 46.67% of the voting power of the Company, on a fully-diluted basis. The recapitalization will include, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock and the existing warrant, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders will own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company. The recapitalization is subject to the approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company and related matters, which approval will be sought at the Company's planned annual meeting to be held on or before July 1, 2004.

     o Upon approval by the Company's shareholders of the recapitalization described above, the maturity date for all of the Company's secured indebtedness to the Lenders will be further extended from June 1, 2005 to March 30, 2007.

The carrying value of the notes payable to bank approximates its fair value and is secured by all of the Company's assets.

NOTE H - CAPITAL STOCK

The Board of Directors is authorized to issue shares of the Company's preferred stock in series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and other terms and conditions with respect to such stock. As of December 31, 2003 and 2002, 3,800,000 shares of mandatory redeemable preferred stock are outstanding. These shares do not contain voting rights until the warrants issued to Patriarch are exercised.

At December 31, 2003, the Company had reserved 2,852,955 shares of common stock for the issuance or exercise of stock options. The Company has also reserved 4,975,000 shares of common stock, as part of the total debt restructuring, for the exercise of warrants. (See Note G.)

Class A Convertible stock has the same rights as common stock, except that its holders may not vote for the election of directors, and it is convertible into common stock on a share for share basis. On September 2, 1994, all outstanding shares of Class A Convertible stock were converted to common stock. No shares were outstanding at December 31, 2003 and 2002.

NOTE I - STOCK OPTION PLANS

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

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 2003:

                                                                             Weighted
                                                              Number of       Average               Option Price
                                                                Shares         Price                 Per Share
------------------------------------------------------------------------------------------------------------------------
Outstanding January 1, 2001 (545,245 exercisable)             1,122,133         $2.56        $ .31       to        $9.19
         Granted                                              1,145,000           .24          .24       to          .25
         Canceled                                               (69,050)          .72          .31       to         3.69
                                                             -----------------------------------------------------------
Outstanding December 31, 2001 (782,261 exercisable)           2,198,083          1.41          .24       to         9.19

2002 Activity
-------------
         Granted                                                 30,000           .34          .34       to          .34
         Canceled                                              (236,800)         1.65          .24       to         9.19
                                                             -----------------------------------------------------------
Outstanding December 31, 2002 (1,869,142 exercisable)         1,991,283          1.37          .24       to         9.19

2003 Activity
-------------
         Granted                                                717,500           .29          .28       to          .55
         Canceled                                               (56,100)         2.67          .31       to         3.88
                                                             -----------------------------------------------------------
Outstanding December 31, 2003 (1,970,183 exercisable)         2,652,683         $1.05        $ .24       to        $9.19
                                                             ===========================================================


                                                 Options Outstanding                               Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                       Weighted
                                                        Average           Weighted
                                                       Remaining           Average                                     Weighted
                                    Number            Contractual          Exercise          Number                    Average
Range of Exercise Prices         Outstanding          Life (Years)          Price          Exercisable               Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
$  .24 to $  .60                  2,095,600               8                  $ .27           1,413,100                  $ .27
$  .61 to $1.50                      87,500               6                   1.06              87,500                   1.06
$1.51 to $3.75                      271,583               4                   3.36             271,583                   3.36
$3.76 to $9.19                      198,000               3                   6.10             198,000                   6.10
-----------------------------------------------------------------------------------------------------------------------------------
                                  2,652,683                                                  1,970,183


At December 31, 2003 there were 200,272 options available for grant of which 71,500 were reserved for the Directors.

The weighted-average fair value of options exercisable was $1.31, $1.43 and $3.32 at December 31, 2003, 2002, and 2001, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2003 was 7 years.



NOTE J - RESEARCH AND DEVELOPMENT AGREEMENTS

During 2003, 2002 and 2001, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $200,000, $43,000 and $410,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE K - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. Starting in 1997, the Company contributed an amount equal to 50% of the first 6% contributed by the participant and in 2001, the employer match was increased to 67% of the first 6%. The Company's contributions to this plan were $346,000, $346,000 and $254,000, in 2003, 2002 and 2001, respectively.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. The Company did not allocate any additional shares to the Plan in 2003, 2002 or 2001. At
December 31, 1998, all shares had been allocated. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 2003, 2002 and 2001.

The Company terminated the ESOP plan effective December 31, 2003. There will be no significant financial impact to the Company.

NOTE L - INCOME TAXES

At December 31, 2003, the Company has U.S. federal and state operating loss carryforwards of approximately $ 27,700,000 and $25,500,000, respectively. At December 31, 2002, the Company has U.S. federal and state operating loss carryforwards of approximately $27,000,000 and $26,000,000, respectively. The U.S. federal and state net operating loss carryforwards expire from 2004 through 2014. At December 31, 2003, the Company has approximately $3,600,000 and $800,000 of net operating loss carryforwards for the United Kingdom and Germany, respectively. There are no net operating loss carryforwards for Canada. At
December 31, 2002, the Company has approximately $226,000, $3,400,000 and $800,000 of net operating loss carryforwards for Canada, the United Kingdom and Germany, respectively, which expire from 2004 through 2009. For financial reporting purposes, a valuation allowance has been recorded for 2003 and 2002 to fully offset deferred tax assets relating to U.S. federal, state, and foreign net operating loss carryforwards and other temporary differences.

Income (loss) before income taxes is set forth in the following tabulation:

                                                    Year Ended December 31
(thousands)                                   2003             2002             2001
-------------------------------------------------------------------------------------
                                                            Restated
Domestic                                   $   708          $   811          $(6,270)
Foreign                                        136              212              (10)
                                          -------------------------------------------
Income (loss) before income taxes          $   844          $ 1,023          $(6,280)
                                          ===========================================


Income taxes (benefit) are summarized as follows:

                                  Year Ended December 31
(thousands)                 2003            2002           2001
---------------------------------------------------------------
Current :
  State                    $  40           $  80          $  28
  Federal benefit           (321)
  Foreign                    139               1              5
                          -------------------------------------
Total current              $(142)          $  81          $  33
                          -------------------------------------

   Deferred
                          -------------------------------------
Total                      $(142)          $  81          $  33
                          =====================================

Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                  December 31
(thousands)                                                 2003               2002
------------------------------------------------------------------------------------
 Deferred tax assets:
   Net operating loss carryforward                      $ 12,109           $ 11,936
   Alternative minimum tax credit carryforward               168                168
   Depreciation                                               92                 92
   Charitable contribution carryforward
   Inventory                                                 584                673
   Bonus                                                      26                 26
   Accounts receivable allowance                             354                538
   Goodwill                                                                     119
   Vacation accrual                                          183                172
   Other                                                     109                155
                                                      -------------------------------
      Total gross deferred tax assets                     13,625             13,879

Deferred tax liabilities:
Goodwill                                                    (175)
Depreciation and other                                      (151)              (306)
                                                      -------------------------------
      Total gross deferred tax liabilities                  (326)              (306)

Valuation allowance                                      (13,299)           (13,573)
                                                      -------------------------------
      Net deferred tax asset                            $     --           $     --
                                                      ===============================

A reconciliation of the statutory taxes to the provision (benefit) for income taxes is as follows:


                                                            Year Ended December 31
                                                        2003         2002             2001
------------------------------------------------------------------------------------------
Federal income taxes at statutory rate                   $287          $348        $(2,135)
       State income taxes, net of federal benefit          66            80             28

       Foreign income taxes                                93
       Valuation allowance, net of deferred
          tax adjustments                                (382)         (348)         2,135
       Adjustment of tax reserves                        (206)
Other                                                                     1              5
                                                     -------------------------------------
Provision (benefit) for income taxes                   $(142)           $81            $33
                                                     =====================================

The tax reserve decrease of $206,000 or $.03 per diluted share is directly related to the reduction of potential tax exposures associated with certain state and foreign exposure items.

NOTE M - LEASE COMMITMENTS

The Company's principal lease commitment is for its corporate office and manufacturing facility in Manchester, Connecticut. The Manchester lease expires on December 31, 2006. The capital lease relates to a new phone system and photocopiers. Minimum rental payments for all noncancelable leases, with terms equal to or in excess of one year as of December 31, 2003, are as follows:


(thousands) Operating Leases Capital Lease

     2004                                                $   442              $     94
     2005                                                  1,228                    84
     2006                                                    443                    74
     2007                                                     52                    67
     2008                                                     52
     Thereafter                                              259
                                                           ----------------------------
     Total minimum lease payments                        $ 2,476                   319
                                                         =======
     Amounts representing interest                                                 (62)
                                                                              ---------
     Present value of net minimum lease payments                              $    257
                                                                              ========


Rental expense for the years ended December 31, 2003, 2002, and 2001 was $470,000, $681,000 and $718,000, respectively.

The amount of gross assets recorded under capital lease arrangements and accumulated depreciation thereon totaled $322,000 and $43,000, at December 31, 2003 and a gross asset value of $280,000 at December 31, 2002. All leased assets are classified as equipment. Amortization of assets recorded under capital leases is included in depreciation expense.

Long term capital leases are recorded in other long term liabilities on the balance sheet.


NOTE N - CONTINGENCIES

Since 2001, an action has been pending against Scan-Optics alleging, among other things, breach of contract in connection with a contract for the delivery of hardware, software and professional services. Scan-Optics has denied the material allegations of the complaint and counterclaimed for breach of contract and seeks recovery of unpaid receivables, totaling $1.4 million. Although the ultimate outcome is uncertain, based on currently known facts, the Company believes that it has strong defenses against the lawsuit and valid claims for recovery for the net amount of unpaid receivables recorded in the financial statements, and that the resolution of this matter will not have a material adverse effect on the Company's financial position or annual operating results.

NOTE O - SEGMENT INFORMATION

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

                                                                        Year Ended December 31
(thousands)                                                      2003            2002            2001
-----------------------------------------------------------------------------------------------------
                                                                             Restated
Revenues
  Solutions and products                                     $ 21,108        $ 16,376        $ 16,667
  Access services                                              10,563          11,499          13,193
  Contract manufacturing services                                 410           1,466             880
                                                           ------------------------------------------
    Total revenues                                             32,081          29,341          30,740

Cost of solutions and products                                 13,407          10,715          13,298
Service expenses                                                8,813           8,539          11,200
                                                           ------------------------------------------

    Gross profit margin                                         9,861          10,087           6,242

  Operating expenses, net                                       9,017           9,064          12,522

                                                           ------------------------------------------
Income (loss) before income taxes                            $    844        $  1,023        $ (6,280)
                                                           ==========================================

Total assets                                                 $ 26,073        $ 26,406        $ 27,380

Total expenditures for additions to long-lived assets        $    173        $     79        $    121


The Company restated the 2002 consolidated financial statements to reflect a change in the application of generally accepted accounting principles relating to certain liabilities. The net impact of this change increased 2002 net income before taxes by $111,000 from the amount previously reported. Refer to Note B of the consolidated financial statements for more details.

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

In 2003, the Company derived 23% of its total revenue from one customer, Northrop Grumman, IT Inc. In 2002 and 2001, no customers accounted for more than 10% of total revenue.

The Company has international distributors located in 13 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.



Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)            2003                          2002                          2001
------------------------------------------------------------------------------------------------------

Latin America        $  124             12%        $   72             24%        $  152              3%
Europe                                   0%           149             49%         3,706             73%
Pacific Rim             944             88%            81             27%         1,225             24%
                   -----------------------------------------------------------------------------------
                     $1,068                        $  302                       $5,083
                   ===================================================================================


Export sales represented 5%, 2%, and 30% of the Solutions and Products Segment revenues for the three years ended December 31, 2003, 2002, and 2001, respectively. There are no exports sales derived from the Company's Access Services Segment or Contract Manufacturing Services Segment.


NOTE P - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance test that is certified by the customer. Revenues recorded during 2003, 2002, and 2001 included bill and hold transactions of $2.3 million, $1.3 million and $.1 million, respectively. Accounts receivable included bill and hold receivables of $1.1 million and $.1 million at December 31, 2002 and 2001, respectively. There were no receivables associated with bill and hold transactions at December 31, 2003.

NOTE Q - EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                                December 31
(thousands, except share data)                                   2003               2002               2001
-----------------------------------------------------------------------------------------------------------
                                                                                Restated
Numerator:
         Net earnings (loss)                              $       986        $       942        $    (6,313)
                                                          =================================================

Denominator:
         Denominator for basic earnings (loss)
         per share (weighted-average shares)                7,026,232          7,026,232          7,026,232

         Effect of dilutive securities:
         Employee stock options                               780,259            291,205
                                                          -------------------------------------------------

         Denominator for diluted earnings (loss)
              Per share (adjusted weighted-average
              Shares and assumed conversions)               7,806,491          7,317,437          7,026,232

Basic earnings (loss) per share                           $       .14        $       .13        $      (.90)
                                                          =================================================

Diluted earnings (loss) per share                         $       .13        $       .13        $      (.90)
                                                          =================================================


For the year ended 2001, the effect of stock options was antidilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

(thousands, except per share amounts)              March         June      September       December
---------------------------------------------------------------------------------------------------

2003
----
Revenues                                          $8,110        $8,107        $7,365        $8,499
Cost of product sales and service expenses         5,527         5,374         5,227         6,092
Net income                                           196           214            12           564
Basic earnings per share                             .03           .03           .00           .08
Diluted earnings per share                        $  .03        $  .03        $  .00        $  .07

2002                                                                        Restated      Restated
----
Revenues                                          $7,824        $7,842        $7,242        $6,433
Cost of product sales and service expenses         5,065         5,143         4,718         4,328
Net income                                           166           218           330           228
Basic earnings per share                             .02           .03           .02           .03
Diluted earnings per share                        $  .02        $  .03        $  .02        $  .03



Fourth quarter 2003 net income of $.6 million includes a tax benefit of $.2 million or $.03 per share due to a reduction in the tax reserves.

Fourth quarter 2002 net income of $.2 million includes other income of $.4 million or $.05 per share resulting from a reduction of certain amounts previously recorded as liabilities that were no longer due or have been settled for amounts less than previously recorded. Fourth quarter 2002 net income includes an adjustment to reduce operating expenses by $.1 million offset by additional expense of $.1 million for bonus compensation.

Third quarter 2002 net income of $.3 million includes a negotiated reduction of $.3 million or $.04 per share. This reduction in the final payment due Bluebird Systems for the 1999 purchase of the Docwise source code license resulted in the reduction of previously recorded research and development amortization expense. Third quarter 2002 net income has been restated from amounts previously reported to reflect an increase income for the reduction in a liability of $.1 million or $.01 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------


None.




ITEM 9A - DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, as of the end of the period covered by this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed under Regulation 14A for the Annual Meeting of Stockholders presently scheduled to be held on June 16, 2004 and is incorporated herein by reference and made a part hereof.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company are set forth in the schedule below.
                                                                        Officer
Name                 Age      Principal Occupation:                      Since
--------------------------------------------------------------------------------

James C. Mavel       58       Chairman, Chief Executive Officer
                              and President                              1996

Joseph P. Crouch     41       Vice President -
                              Manufacturing Services Division            1999

Richard C. Goyette   52       Vice President -
                              Sales and Marketing                        1996

Richard D. Harris    43       Corporate Secretary                        2001

Joel K. Howser       56       Vice President -
                              Software Development                       1998

Clarence W. Rife     64       Vice President -
                              Access Services Division and
                              Hardware Engineering                       1975

Peter H. Stelling    53       Chief Financial Officer, Vice
                              President, Treasurer and                   2004
                              Assistant Corporate Secretary

Alan W. Ware         65       Vice President -
                              Project and System Integration             2000

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

Mr. Stelling joined the Company in 2003 as Vice President of Finance and in 2004 was named Chief Financial Officer, Vice President, Treasurer and Assistant Corporate Secretary. In his prior assignment, he was Senior Vice president of Finance and Chief Financial Officer of Gale Group, an operating unit of the Thomson corporation. Prior to Gale, Mr. Stelling served as Vice President of Finance at Chambers Engraving Group, a unit of Dyson-Kissner-Moran, Inc, a New York based investment firm.


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

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information is included in the Company's definitive proxy statement to be filed under Regulation 14A for the Annual Meeting of Stockholders presently scheduled to be held on June 16, 2004 and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

For information with respect to the security ownership of the Directors and Executive Officers and related stockholders matters, see the Proxy Statement to be filed under Regulation 14A for the Company's 2004 Annual Meeting of Shareholders presently scheduled to be held on June 16, 2004 which is incorporated by reference herein. The Company has six equity compensation plans as of December 31, 2003. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information regarding these plans. The following table gives information about the Company's equity compensation plans as of December 31, 2003.


                                                                                                   Number of shares of
                                                                                                 Common Stock remaining
                                                                                                  available for future
                                           Number of shares of                                    issuance under equity
                                        Common Stock to be issued        Weighted -average         compensation plans
                                            upon exercise of             exercise price of          (excluding shares
                                          outstanding options,         outstanding options,      reflected in the first
Plan Category                              warrants and rights          warrants and rights              column)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by stockholders                     1,627,683                       $1.56                     200,272

Equity compensation plans not
  approved by stockholders:
     Senior management options                 1,025,000                         .24
     Debt restructuring warrants               4,975,000                         .02
                                           ----------------------------------------------------------------------
                                               7,627,683                       $1.39                     200,272
                                           ======================================================================


Equity compensation plans not approved by stockholders include options for senior management and warrants issued to Patriarch, which were both part of the Company's 2001 debt restructuring. Options for senior management that were granted on December 31, 2001 were not exercisable until six months after the grant thereof. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information. The warrants represent the right to purchase up to 4,975,000 shares of common stock of the Company, or approximately 33% of the currently outstanding shares. See Note G to the Notes to Consolidated Financial Statements of the Company included in this report for additional information.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed under Regulation 14A for the Annual Meeting of Stockholders presently to be held on June 16, 2004 and is incorporated herein by reference.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

This information is included under the caption "Principal Accountant Fees and Services" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders presently scheduled to be held on June 16, 2004 and is incorporated by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

     (1)  Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 2003 and 2002

          Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements - December 31, 2003

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

     3.1(d) Certificate of Designations, Preferences, Rights and Restrictions for Series A Redeemable Preferred Stock dated December 31, 2001, is filed as Exhibit 3.3 in the Company's Registration Statement on Form S-8 (No. 333-83598), filed on March 1, 2002.

     3.1(e) Certificate of Designations, Preferences, Rights and Restrictions for Series B Redeemable Preferred Stock dated March 30, 2004. Filed as an exhibit to Exhibit 10.20 to this Form 10-K.

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

     *+10.9 Employment agreement, effective as of December 31, 1996, between Scan-Optics, Inc. and James C. Mavel, included as Exhibit 10.9 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

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

     *10.17 Warrant to Purchase Shares of Common Stock of Scan-Optics, Inc. dated December 31, 2001, is filed as Exhibit 10.17 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

     *+10.18 The Scan-Optics, Inc. Senior Executive Stock Option Plan dated February 25, 2002 as filed as Exhibit 10.18 to Form S-8 filed on February 28, 2002.

     10.19 The Scan-Optics, Inc. 2002 Incentive and Non-Qualified Stock Option Plan.

     10.20 Third Amended and Restated Credit Agreement dated as of March 30, 2004 among Scan-Optics, Inc., the subsdiaries of Scan-Optics, the lenders parties thereto and Patriarch Partners Agency Services, LLC, as agent.

     *22. List of subsidiaries of the Company, included as Exhibit 10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     23.       Consent of Independent Auditors.

     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sabanes-Oxley Act.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sabanes-Oxley Act.


     * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.

     + Management contract for compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.



     (b)  Reports on Form 8-K

          Report on Form 8-K was filed October 30, 2003 regarding third quarter of 2003 earnings.

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


                                SCAN-OPTICS, INC.
                                -----------------
                                Registrant

                                By: /ss/
                                    --------------------------------------------
                                    James C. Mavel
                                    Chairman, Chief Executive Officer and
                                    President
                                    Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/ss/
---------------------------
James C. Mavel                          Chairman, Chief Executive Officer and
                                        President (Principal Executive Officer)
                                        Date: March 30, 2004

/ss/
Peter H. Stelling
---------------------------             Chief Financial Officer, Vice President
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)
                                        Date: March 30, 2004

/ss/
---------------------------
Logan Clarke, Jr.                       Director March 30, 2004

/ss/
---------------------------
Richard J. Coburn                       Director March 30, 2004

/ss/
---------------------------
E. Bulkeley Griswold                    Director March 30, 2004

/ss/
---------------------------
Lyman C. Hamilton, Jr.                  Director March 30, 2004

/ss/
---------------------------
John J. Holton                          Director March 30, 2004

/ss/
---------------------------
Robert H. Steele                        Director March 30, 2004

/ss/
---------------------------
Ralph J. Takala                         Director March 30, 2004

A majority of the Directors

                                                            SCHEDULE II

                                                 SCAN-OPTICS, INC. AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                         THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                             (thousands)

             COLUMN A                         COLUMN B                    COLUMN C                          COLUMN D      COLUMN E
                                                                         Additions
                                                              -------------------------------
                                             Balance at       Charged to           Charged to                           Balance at
                                             Beginning         Costs and             Other                                End of
           Description                       Of Period         Expenses             Accounts               Deductions     Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2003
       Allowance for doubtful
       accounts (billed and unbilled)          $1,574            $22                                        $  462  (1)     $1,134

Year ended December 31, 2002:
       Allowance for doubtful
       accounts (billed and unbilled)          $1,936            $35                                        $  397  (1)     $1,574

Year ended December 31, 2001:
       Allowance for doubtful
       accounts (billed and unbilled)          $5,615            $93                                        $3,772  (1)     $1,936

(1)     Uncollectible accounts written off, net of recoveries.


The required information regarding the valuation allowance for deferred tax assets is included in Note K.