Form 10-K/A
period 2003-12-31
SCAN OPTICS INC
filed 2004-04-29
CIK 87086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2003

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-5265

                                SCAN-OPTICS, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                     06-0851857
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

    169 Progress Drive, Manchester, CT                         06040
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

                Title of Class
                --------------
                Common stock, $0.02 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ( X )      NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.
YES (  )       NO (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES (  )       NO (X)


The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid asked price of such common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter: $2,083,125 as of June 30, 2003.

The number of shares of common stock, par value $.02 per share, outstanding as of March 24, 2004 was 7,439,732.

                                Explanatory Note

Scan-Optics, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004 (the "Annual Report"). Items 10, 11, 12, 13 and 14 of Part III of the Annual Report are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive and Other Officers of the Registrant

Officers of the Company are set forth in the schedule below.

Name                 Age      Principal Occupation:                    Since
-----------------------------------------------------------------------------

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

The following information sets forth each of our directors, their ages, business experience over at least the last five years, other directorships and period of time as a director of Scan-Optics.

Class II directors whose present terms continue until 2004:

     Mr. Logan Clarke, Jr., age 75, is an independent management consultant. He previously served as Interim Executive Director of Southeast Area Technology Center, a business incubator and revolving loan fund from 1995 to 1996, independent management consultant from 1991 to 1995, acting President of Hartford College for Women from 1990 to 1991 and as Executive Vice President of Society for Savings, a savings bank, from 1986 to 1990. He has been a member of the Board of Directors since 1981.

     Mr. Richard J. Coburn, age 71, is Manager of Sentry Tec LLC, a developer of smart camera equipment for law enforcement. From 1993 to October, 2001, Mr. Coburn served in senior officer positions with Accent Color Sciences, Inc., a manufacturer of color printing systems. Previously he served as President of KCR Technology, Inc., a manufacturer of high speed printers, from 1983 to 1991. Except for a short period in 1980, he has been a member of the Board of Directors since 1968.

Class I directors whose present terms continue until 2005:

     Mr. E. Bulkeley Griswold, age 65, is Managing General Partner of L&L Capital Partners, LLC, a corporate finance partnership. Mr. Griswold is also a director of NLC Insurance Companies, the New York Mercantile Exchange, the Trust Company of Connecticut and a number of other privately held companies. He has been a member of the Board of Directors since 1989. It is a condition to the closing of the Recapitalization that Mr. Griswold tender his resignation from the Board of Directors.

     Mr. John J. Holton, age 71, is Chairman of Yojna, Inc., a software development and marketing company specializing in distribution of check images to support financial institution applications, which position he has held since 1996. He had previously served as a Vice President of Unisys Corporation. During his long career with Unisys (which resulted from the merger of Burroughs and Sperry Corporations) he had key assignments as President of Burroughs K.K. JAPAN, Vice President and General Manager of American Pacific Division and Strategic Account Management. Mr. Holton has been a member of the Board of Directors since 1998.

     Mr. Robert H. Steele, age 65, is Vice Chairman of the John Ryan Company, a banking services company, which position he has held since 1998. He previously held the positions of Executive Vice President during 1997 and Senior Vice President from 1992 to 1997. Mr. Steele is also Chairman of Moore Medical Corporation (a distributor of medical, surgical and pharmaceutical products), and a director of NLC Insurance Companies and the New York Mercantile Exchange. He has been a member of the Board of Directors since 1978. It is a condition to the closing of the Recapitalization that Mr. Steele tender his resignation from the Board of Directors.

Class III directors whose present terms continue until 2006:

     Mr. Lyman C. Hamilton, Jr., age 77, is an investment manager and was formerly Chief Executive Officer and President of InterDigital Communications Corporation, a specialized communications company, from 1993 to 1994. He served as Chairman and Chief Executive Officer of Alpine PolyVision, Inc., a flat panel display manufacturer, from 1991 to 1993 and of Imperial Corporation of America, a financial services organization, from 1989 to 1990 and as Chairman and President of Tamco Enterprises, Inc., an investment company, from 1980 to 1989. He had previously served in various positions during a 17 year association at ITT Corporation including President during 1977 and Chief Executive Officer from 1978 to 1979. Mr. Hamilton is also a director of Videonet, Inc., a privately held provider of videoconferencing services. He has been a member of the Board of Directors since 1985. It is a condition to the closing of the Recapitalization that Mr. Hamilton tender his resignation from the Board of Directors.

     Mr. James C. Mavel, age 58, joined Scan-Optics on January 2, 1996 as President and Chief Operating Officer. On December 31, 1996, Mr. Mavel was promoted to Chief Executive Officer. On May 15, 1997, Mr. Mavel was promoted to Chairman of the Board of Directors. From 1991 to 1995 Mr. Mavel was Vice President and General Manager of the Imaging Systems Division of Unisys Corporation. He has been a member of the Board of Directors since 1996.

     Mr. Ralph J. Takala, age 64, is an independent business advisor and financial consultant. In connection with that role, he served as Interim Chief Financial Officer of PictureTel Corporation, an SEC registrant, from

2000 to 2001. Previously, he served as a partner at Ernst & Young, LLP, an international professional services firm, from 1978 to 1995. For a seven year period ending in 1988 at Ernst & Young, LLP, Mr. Takala served as engagement partner for Scan-Optics. He has been a member of the Board of Directors since 2003.

Audit Committee

The Audit Committee is responsible for reviewing the adequacy of financial controls and the adequacy and accuracy of financial reporting. The Audit Committee met five times during 2003. The Audit Committee is composed of Messrs. Takala (Chairman), Steele and Hamilton. The Audit Committee has been established in accordance with 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and each of the Audit Committee members is "independent" as defined under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Board of Directors has determined that Ralph J. Takala is a financial expert serving on its audit committee and is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities Exchange Commission. Those directors, officers and stockholders are required to send us copies of all such forms they file. To our knowledge, based on a review of copies of such forms we have received, we believe that all of our officers and directors filed the required forms on or before their due dates, except that none of our officers who were granted options in 2003 filed Form 4 Statements of Changes in Beneficial Ownership to reflect options granted in 2003. The Company is working with these officers to file Form 4 Statements of Changes in Beneficial Ownership to reflect these grants.

Ethics Policy

Scan-Optics is committed to maintaining the highest standards of business and ethical conduct. In support of this commitment, Scan-Optics has adopted a Policy Statement on Business Conduct and Ethics (the "Policy") that applies to all directors, officers, employees and intermediaries of the Company and its subsidiaries. A copy of the Policy is available for review on our website at www.scan-optics.com/corp financial.asp.
--------------------------------------

ITEM 11 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers of Scan-Optics in 2003 for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001.



----------------------------------- -------- --------------------------------------------- ---------------- -------------------
                                                                                              Long Term
                                                                                            Compensation
                                                         Annual Compensation                   Awards
----------------------------------- -------- --------------------------------------------- ---------------- -------------------
             Name and                Year       Salary         Bonus       Other Annual      Securities         All Other
                                                                           Compensation      Underlying      Compensation ($)
        Principal Position                        ($)          ($)(1)           ($)          Options (#)           (2)
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------

James C. Mavel                         2003        316,250       118,500       17,042 (3)          125,000              22,302
Chairman of the Board,Chief            2002        262,500        55,466       23,128 (4)                0              15,333
Executive Officer, Director and        2001        250,000       100,000       27,228 (5)          250,000              34,834
President
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------

Richard C. Goyette                     2003        165,880        61,875       13,100 (6)           72,500              14,158
Vice President                         2002        147,900        32,170       17,973 (7)                0               3,212
Sales and Marketing                    2001        145,000        58,000       22,930 (8)          145,000              12,223
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------


Joel K. Howser                         2003        148,720        55,875        7,200 (9)           65,000              13,242
Vice President                         2002        132,600        28,842        7,800 (9)                0               8,925
Software Development                   2001        130,000        52,000        7,800 (9)          130,000              17,690
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------


Clarence W. Rife                       2003        148,720        55,875        7,200 (9)           65,000              20,691
Vice President                         2002        132,600        28,842        7,800 (9)                0              16,023
Access Services Division               2001        130,000        52,000       11,318(10)          130,000              18,585
and Hardware Engineering
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------



Michael J. Villano (11)                2003        189,451        66,375       12,849(12)           70,000              11,944
Chief Operating Officer, Chief         2002        147,000        31,061       14,724(13)                0              11,779
Financial Officer,                     2001        140,000        56,000       15,056(14)          140,000              13,836
Treasurer
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------
----------------------------------- -------- -------------- ------------- ---------------- ---------------- -------------------



(1) Represents a cash bonus earned by such individuals in the applicable fiscal year and paid during the next fiscal year.

(2) These amounts include an employer match under the Scan-Optics, Inc. Retirement Savings Plan, a qualified plan under Section 401 of the Internal Revenue Code of 1986 (the "Retirement Plan") and term life, disability and other insurance premiums paid by Scan-Optics. For 2003, the respective amounts are as follows: Mr. Mavel, $7,936 to Retirement Plan and $14,366 in insurance premiums; Mr. Goyette, $7,557 to Retirement Plan and $6,601 in insurance premiums; Mr. Howser, $6,802 to Retirement Plan and $6,440 in insurance premiums; Mr. Rife, $6,802 to Retirement Plan and $13,889 in insurance premiums; and Mr. Villano, $8,351 to Retirement Plan and $3,593 in insurance premiums.

(3) Auto allowance ($5,825), country club membership ($6,442) and tax preparation services ($4,775).

(4) Auto allowance ($8,421), country club membership ($8,554) and tax preparation services ($6,153).

(5) Auto allowance ($8,796), country club membership ($8,824) and tax preparation services ($9,608).

(6)  Auto allowance ($7,200) and tax preparation services ($5,900).

(7)  Includes auto allowance ($7,800) and tax preparation services ($8,490).

(8) Auto allowance ($7,800), country club membership ($7,741) and tax preparation services ($7,389).

(9)  Auto allowance.

(10) Auto Allowance ($7,800) and country club membership ($3,518).

(11) Mr. Villano passed away in early 2004.

(12) Auto allowance ($7,200) and country club membership ($5,649).

(13) Auto allowance ($7,800) and country club membership ($6,924).

(14) Auto allowance ($7,800) and country club membership ($7,256).

Option Grants in Last Fiscal Year

The following table sets forth information on options granted in 2003 to the executive officers listed in the Summary Compensation Table:


                                Individual Grants
                                -----------------

                                                     % of Total
                                        Options       Exercise
                        Options       Granted to         or                             Grant Date
                        Granted      Employees in     Base Price       Expiration       Present Value
Name                       #         Fiscal Year        ($/Sh)            Date             ($)(1)
----------------------------------------------------------------------------------------------------

James C. Mavel         125,000            17.4%            .28           3/18/13           32,500
Richard C. Goyette      72,500            10.1%            .28           3/18/13           18,850
Joel K. Howser          65,000             9.1%            .28           3/18/13           16,900
Clarence W. Rife        65,000             9.1%            .28           3/18/13           16,900
Michael J. Villano      70,000             9.8%            .28           3/18/13           18,200




(1) Present value determination was made using a Black-Scholes option pricing model. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                                 1. Volatility                  1.102
                                 2. Interest Rate                   3%
                                 3. Time to Exercise         10 years

In general, options granted to the named executive officers under the Company's Stock Option Plans vest in installments of one-third commencing one year after grant. The option exercise price is equal to the fair market value of a share of Common Stock on the date of grant. Options vest in full upon a reorganization, merger or consolidation in which the Company is not the surviving corporation and upon other specified events.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

The following table summarizes options exercised during 2003 and presents the value of unexercised options held by the named executives at fiscal year-end:



                                                                Number of                   Value*
                                                               Securities                     of
                                                               Underlying                 Unexercised
                              Shares                           Unexercised               In-the-Money
                             Acquired             Value          Options                    Options
                            On Exercise         Realized*       at Fiscal                  at Fiscal
Name                            (#)                ($)          Year-End                   Year-End
-----------------------------------------------------------------------------------------------------------

James C. Mavel                   0                  0            320,000 (1)                $55,000 (1)
                                                                 125,000 (2)                $22,500 (2)

Richard C. Goyette               0                  0            190,583 (1)                $31,900 (1)
                                                                  72,500 (2)                $13,050 (2)

Joel K. Howser                   0                  0            153,000 (1)                $28,600 (1)
                                                                  65,000 (2)                $11,700 (2)

Clarence W. Rife                 0                  0            183,800 (1)                $30,156 (1)
                                                                  65,000 (2)                $11,700 (2)


Michael J. Villano               0                  0            180,750 (1)                $30,800 (1)
                                                                  70,000 (2)                $12,600 (2)



(1)  Exercisable

(2)  Unexercisable

* Values are calculated by subtracting the exercise or base price from the fair market value of the common stock as of fiscal year end ($0.46 per share).

Executive Employment Agreements

Scan-Optics entered into an employment agreement ("Employment Agreement") effective as of December 31, 1996 with James C. Mavel to serve as its President and Chief Executive Officer and in such other executive capacities as the Board of Directors may designate from time to time. The term of Mr. Mavel's employment extends until either party terminates it. The Employment Agreement provides for a base annual salary of $200,000 or such greater amount as the Board of
Directors may from time to time determine, annual incentive compensation, involving both potential cash and stock option benefits, as the Stock Options and Executive Compensation Committee of the Board of Directors may determine, life insurance in the face amount of $550,000, use of an automobile, health and disability insurance benefits, participation in other benefits available generally to executive employees as the Board of Directors may determine, and certain other personal benefits. Mr. Mavel's employment terminates automatically upon death or after three months of disability, and may also be terminated by Scan-Optics or Mr. Mavel. Under the Employment Agreement, Mr. Mavel is entitled to severance benefits consisting of one-year's base pay and continued
participation for a year in our health and disability insurance plans if Scan-Optics terminates Mr. Mavel's employment without cause (as defined in the Employment Agreement) prior to a change in control of Scan-Optics or if Mr. Mavel, prior to a change in control, terminates his employment because Scan-Optics has significantly diminished his job responsibilities.

Following a change in control of Scan-Optics, Mr. Mavel would be entitled to enhanced severance benefits, similar to those available to other executive officers and described below, if his employment terminates involuntarily (except on account of death or disability or for cause) or he terminates his employment for good reason. Good reason is defined to include: an adverse change in Mr. Mavel's powers, responsibilities or duties; a reduction in his base pay, discontinuance or a reduction of his participation in an incentive pay plan or arrangement or employee benefits in which he was participating; the failure of a successor company to assume the obligations of Scan-Optics under the Employment Agreement in connection with a liquidation, merger or consolidation of Scan-Optics or a transfer of all or substantially all of its assets; or any material breach of the agreement by Scan-Optics or any successor. Upon any such termination of employment, Mr. Mavel will receive a lump sum payment equal to the sum of (a) two and a half times his base pay, (b) two and a half times his incentive payments from the preceding year (or the second or third preceding year, if greater), (c) two and a half times Scan-Optics' matching contribution to its Retirement Savings Plan that would be made if he deferred four percent (or such higher percentage as may be eligible for matching contributions) of the amount of his base pay and incentive pay, and (d) the value of all his options to acquire Scan-Optics stock that will not become exercisable on account of his termination. The lump sum payment is subject to reduction if necessary to avoid the imposition of an excise tax under the federal income tax law limitations on so-called "golden parachute" payments. In addition, Mr. Mavel's health, disability and life insurance coverages will continue for two years following termination of employment.

A change in control is defined as a change that would be required to be reported pursuant to the proxy regulations under the Securities Exchange Act of 1934, as amended, whether or not Scan-Optics is then subject to such reporting requirements. A change in control would also occur if any person or entity acquires 22% or more of the voting power of our outstanding securities or if over a two-year period the members of our Board of Directors at the beginning of the period (together with any persons nominated by a two-thirds majority of such directors) cease to constitute a majority of the Board.

Executive Severance Agreements

Scan-Optics has adopted severance agreements for executive officers, including but not limited to each of the named executive officers (other than the CEO, discussed above) in the summary compensation table. These agreements provide severance benefits in the event of an involuntary termination of employment with Scan-Optics (except on account of death, disability or cause) or a voluntary termination of employment with Scan-Optics where good reason exists, in either case following a change in control of Scan-Optics. A change in control is defined in the same way as in Mr. Mavel's Employment Agreement described above. On an involuntary termination following a change in control, each executive officer is entitled to a lump sum payment equal to the sum of (a) two and a half times his base pay and commission pay, (b) two and a half times his incentive payments from the preceding year (or the second or third preceding year, if greater), (c) two and a half times Scan-Optics' matching contribution to its Retirement Savings Plan that would be made if he deferred under such Plan four percent (or such higher percentage as may be eligible for matching contributions) of the amount of base pay, commission pay and incentive pay, and (d) the value of all options to acquire Scan-Optics common stock that will not become exercisable on account of the executive officer's termination. The lump sum payment is subject to reduction if necessary to avoid the imposition of an excise tax under federal income tax law limitations on so-called "golden parachute" payments. In addition, the executive officer's insurance coverages will continue for two years following termination. These benefits generally will be in addition to any other benefits that executive officers are entitled to receive from Scan-Optics.

Executive Insurance Agreement

Under an insurance agreement with Mr. Rife, Scan-Optics is obligated to provide certain retirement and disability benefits. If Mr. Rife dies while in the employ of Scan-Optics but prior to attaining the age of 65, Scan-Optics is obligated to pay his beneficiary $50,000 per annum for each of the ten years following such death, with payment to commence in the year of death. If he retires from Scan-Optics upon attaining the age of 65, or thereafter, Scan-Optics is obligated to pay him (or his beneficiary in the event that he dies during the retirement period) $50,000 per annum for each of the ten years following such retirement, with payment to commence in the year of retirement. To provide for the adequate funding of its obligations under the agreement, Scan-Optics has purchased and is obligated to maintain at its expense an insurance policy on Mr. Rife's life in the face amount of $310,000. Scan-Optics has purchased and is obligated to maintain for the benefit of Mr. Rife, at Scan-Optics' expense, a disability income policy which would provide disability benefits to him in the amount of $2,500 per month. The agreement provides that payments under the disability policy will commence six months after a determination of disability has been made and will continue until Mr. Rife reaches the age of 65. The agreement provides for automatic termination if Mr. Rife resigns or otherwise voluntarily terminates his employment other than by reason of disability or retirement upon attaining the age of 65, or if his employment is terminated by reason of gross misconduct.

Directors' Compensation

Directors, other than those who are full-time employees of Scan-Optics or a subsidiary, each receive a monthly fee of $750 and additional fees of $1,200 per board meeting attended and $500 per committee meeting attended. Directors who are full-time employees of Scan-Optics receive no remuneration for serving on the Board of Directors or committees. Under the Scan-Optics, Inc. 1990 Stock Option Plan for Outside Directors, each non-employee director automatically receives an option to purchase 5,000 shares of common stock on the date of each annual meeting of stockholders of Scan-Optics. The exercise price per share is equal to the fair market value of a share of common stock on the date of grant ($.55 per share on June 12, 2003, the date of last year's annual meeting, with respect to the most recently granted director stock options). The options vest six months after the date of grant.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table of Directors and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of shares of common stock as of April 29, 2004 of each director, each nominee for director, each executive officer named in the Summary Compensation Table contained elsewhere in this proxy statement and the directors and executive officers of the Company as a group. Other than our CEO, we know of no persons with beneficial ownership of more than 5% of our voting stock as of April 29, 2004. Except as noted, each stockholder listed has sole voting and investment power with respect to the shares shown as being beneficially owned by such stockholder. The address for the individuals listed below is c/o Scan-Optics, Inc., 169 Progress Drive, Manchester, Connecticut 06040.



                                                                                    Percentage
                                                                                 of Common Stock
         Name                                      Number of Shares (1)             Outstanding
         ---------------------------               ----------------             -------------------

         Logan Clarke, Jr.                                  50,600                   *
         Richard J. Coburn                                  55,200                   *
         Richard C. Goyette                                215,232                   2.8%
         E. Bulkeley Griswold                               86,500                   1.2%
         Lyman C. Hamilton, Jr.                             55,000                   *
         John J. Holton                                     25,000                   *
         Joel K. Howser                                    175,749                   2.3%
         James C. Mavel                                    422,152                   5.4%
         Clarence W. Rife                                  202,754                   2.7%
         Robert H. Steele                                   78,000                   1.0%
         Ralph J. Takala                                     5,000                   *
         Michael J. Villano (2)                            205,205                   2.7%


         Directors and executive
         officers as a group (14 persons)                1,710,069                  19.0%



(*)      Ownership is less than 1%.

(1) Includes the following number of shares subject to options exercisable within 60 days of April 29, 2004: Logan Clarke, Jr., 50,000 shares; Richard J. Coburn, 50,000 shares; Richard C. Goyette, 214,750 shares;
         E. Bulkeley Griswold, 50,000 shares; Lyman C. Hamilton, Jr., 50,000 shares; John J. Holton, 25,000 shares; Joel K. Howser, 174,667 shares; James C. Mavel, 361,667 shares; Clarence W. Rife, 199,467 shares; Robert H. Steele, 50,000 shares; Ralph J. Takala, 5,000 shares; Michael
         J. Villano, 193,083 shares; and all directors and executive officers as a group, 1,555,300 shares.

(2)      Mr. Villano is deceased, and shares are held by his estate.

Equity Compensation Plan Information

See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information regarding these plans. The following table provides information about the Company's equity compensation plans as of December 31, 2003.

------------------------------------  ---------------------  ----------------------------  --------------------------------------

                                           Number of          Weighted average exercise       Number of securities remaining
                                        Securities to be        price of outstanding        available for issuance under equity
                                          issued upon          options, warrants and           compensation plans (excluding
Plan Category                             exercise of                  rights               securities reflected in column (a))
                                          outstanding
                                       options, warrants
                                           and rights
------------------------------------  ---------------------  ----------------------------  --------------------------------------
Equity compensation plans approved
by security holders                        1,625,683                    $1.56                             110,272
------------------------------------  ---------------------  ----------------------------  --------------------------------------
Equity compensation plans not
approved by security holders
------------------------------------  ---------------------  ----------------------------  --------------------------------------
   Senior
   Management                              1,025,000                    $0.24                              90,000
   Options
------------------------------------  ---------------------  ----------------------------  --------------------------------------
   Debt
   restructuring
   warrants                                4,975,000                    $0.02
------------------------------------  ---------------------  ----------------------------  --------------------------------------
                             Total:        7,627,683                    $1.39                             200,272
------------------------------------  ---------------------  ----------------------------  --------------------------------------



Equity compensation plans not approved by stockholders include options for senior management under and warrants issued to Patriarch, which were both part of the Company's 2001 debt restructuring. Options for senior management that were granted on December 31, 2001 were not exercisable until six months after the grant thereof. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information. The warrants represent the right to purchase up to 4,975,000 shares of common stock of the Company, or approximately 33% of the currently outstanding shares. See Note G to the Notes to Consolidated Financial Statements of the Company included in this report for additional information.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed the firm of Ernst & Young LLP to continue as independent accountants of the Company for the year ending December 31, 2003.

Set forth below is a summary of the fees for professional services provided by Ernst & Young LLP, in each of the last two fiscal years, in each of the following categories.

                                            2003                   2002
                                        --------------        ---------------

    Audit Fees                      $         159,000      $         151,500
    Audit-Related Fees                         15,000                 15,000
    Tax Fees                                   65,385                 61,745
    All Other Fees                                  0                      0
                                        --------------        ---------------

    Total Fees                      $         239,385      $         228,245
                                        ==============        ===============

Audit fees were associated with the annual audit, reviews of the Company's quarterly reports on Form 10-Q, and a statutory audit required internationally. Audit-related fees were associated with the audit of the Company's 401(k) Plan and the Employee Stock Ownership Plan. Tax fees included tax compliance, tax advice and tax planning.

Policy of Audit Committee on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountant

The Audit Committee pre-approves all audit and non-audit services provided by the independent accountants prior to the engagement of the independent accountants with respect to such services. All of the audit fees and services described above were subject to advance approval of the Audit Committee.

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



                                SCAN-OPTICS, INC.
                                -----------------
                                Registrant

                                By: /ss/
                                    -----------------------------------------
                                    James C. Mavel
                                    Chairman, Chief Executive Officer and
                                    President
                                    Date: April 29, 2004

                                  Exhibit Index

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

     *+10.8 The Scan-Optics, Inc. 1999 Incentive and Non-Qualified Stock Option Plan included in Exhibit A in the Company's Proxy

               Statement dated April 8, 1999 for the Annual Meeting of Stockholders held on May 20, 1999.

     *+10.9 Employment agreement, effective as of December 31, 1996, between Scan-Optics, Inc. and James C. Mavel, included as Exhibit 10..9 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

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

     *22. List of subsidiaries of the Company, included as Exhibit 10..8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

     *23.      Consent of Independent Auditors.

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