Form 10-Q
period 2004-03-31
SCAN OPTICS INC
filed 2004-05-17
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004
                               ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


Commission File No.                   0-5265
                     -----------------------------------------------------------


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

The number of shares of common stock, $.02 par value, outstanding as of May 14, 2004 was 7,026,232.



                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                               PAGE
                                                                                                NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................................          3

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
          and Results of  Operations..................................................         14

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................         21

Item 4. Controls and Procedures.......................................................         21


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................         22


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                       March     December
(thousands, except share data)                       31, 2004    31, 2003
-------------------------------------------------------------------------
                                                    (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                           $ 2,420   $   585
  Accounts receivable less allowance of $1,202 at
    March 31, 2004 and $1,206 at December 31, 2003      3,221     6,043
  Unbilled receivables - contracts in progress            801       415
  Inventories                                           6,825     7,282
  Prepaid expenses and other                              831       597
                                                       ------------------
    Total current assets                               14,098    14,922




Plant and equipment:
  Equipment                                             3,766     3,682
  Leasehold improvements                                4,010     4,010
  Office furniture and fixtures                           754       745
                                                       ------------------
                                                        8,530     8,437
  Less allowances for depreciation and amortization     7,536     7,422
                                                       ------------------
                                                          994     1,015

Goodwill                                                9,040     9,040
Other assets                                            1,171     1,096
                                                       ------------------

Total Assets                                          $25,303   $26,073
                                                      ===================

                                                          March     December
(thousands, except share data)                          31, 2004    31, 2003
----------------------------------------------------------------------------
                                                       (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                     $  2,732    $  2,323
  Salaries and wages                                        804       1,484
  Taxes other than income taxes                             614         758
  Income taxes                                              226         189
  Customer deposits                                         443         929
  Deferred revenues                                       2,807       2,787
  Other                                                   1,236       1,495
                                                      ----------------------
    Total current liabilities                             8,862       9,965

 Notes payable                                            9,000       7,989
 Other liabilities                                        1,897       1,876

Mandatory redeemable preferred stock, par value $.02
  per share, authorized 3,800,000 shares;
    3,800,000 issued and outstanding                      3,800       3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares; issued, 7,439,732,
      including treasury shares at March 31, 2004
        and December 31, 2003                               149         149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                         38,354      38,354
  Accumulated retained earnings deficit                 (33,282)    (32,570)
  Accumulated other comprehensive loss                     (831)       (844)
                                                      ----------------------
                                                          4,390       5,089
  Less cost of common stock in treasury,
    413,500 shares                                        2,646       2,646
                                                      ----------------------
      Total stockholders' equity                          1,744       2,443
                                                      ----------------------
  Total Liabilities and Stockholders' Equity           $ 25,303    $ 26,073
                                                      ======================


See accompanying notes.

     SCAN-OPTICS, INC., AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31
     (thousands, except share data)            2004            2003
-----------------------------------------------------------------------

Revenues
  Hardware and software                  $     3,427    $     4,222
  Professional services                        1,510          1,384
  Access services                              2,396          2,504
                                          ----------------------------
    Total revenues                             7,333          8,110

Costs of Revenue
  Hardware and software                        2,605          2,628
  Professional services                          879            768
  Access services                              2,332          2,131
                                          ----------------------------
    Total costs of revenue                     5,816          5,527

        Gross Margin                           1,517          2,583


Operating Expenses
  Sales and marketing                            690            928
  Research and development                       551            339
  General and administrative                     833            928
  Interest                                       167            199
                                          ----------------------------
    Total operating expenses                   2,241          2,394
                                          ----------------------------

Operating income (loss)                         (724)           189

Other income, net                                 32             17
                                          ----------------------------

Income (loss) before income taxes               (692)           206

  Income tax expense                              20             10
                                          ============================

Net Income (loss)                        $      (712)   $       196
                                          ============================

Basic earnings (loss) per share          $      (.10)   $       .03
                                          ============================

Basic weighted-average common shares       7,026,232      7,026,232

Diluted earnings (loss) per share        $      (.10)   $       .03
                                          ============================

Diluted weighted-average common shares     7,026,232      7,162,754

See accompanying notes

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31
(thousands)                                                  2004        2003
--------------------------------------------------------------------------------

Operating Activities
  Net Income (loss)                                        $  (712)   $   196
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
      Depreciation                                              90         97
      Amortization of customer service inventory and
        development costs                                      429        491
      Changes in operating assets and liabilities:
        Accounts receivable and unbilled receivables         2,436     (1,476)
        Inventories                                             62         20
        Prepaid expenses and other                            (234)        33
        Accounts payable                                       409        (14)
        Accrued salaries and wages                            (680)       338
        Taxes other than income taxes                         (144)      (115)
        Income taxes                                            37          8
        Deferred revenues                                       20        107
        Customer deposits                                     (486)      (100)
        Other                                                 (337)       267
                                                          ----------------------
    Net cash provided (used) by operating activities           890       (148)

Investing Activities
  Purchases of plant and equipment, net                        (66)       (15)
                                                          ----------------------
    Net cash used by investing activities                      (66)       (15)

Financing Activities
  Proceeds from borrowings                                   3,211      1,700
  Principal payments on borrowings                          (2,200)    (1,150)
                                                          ----------------------
    Net cash provided (used) by financing activities         1,011        550

Increase in cash and cash equivalents                        1,835        387

Cash and Cash Equivalents at Beginning of Period               585        274
                                                          ----------------------
Cash and Cash Equivalents at End of Period                 $ 2,420    $   661
                                                          ======================

See accompanying notes

NOTE 1 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of March 31, 2004 or on the results of operations for the three-month period ending March 31, 2004.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of March 31, 2004 or on the results of operations for the three-month period ending March 31, 2004.

As required, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 beginning in January 2004. Based on management's evaluation, adoption did not have a significant impact on the Company's financial position or results of operations.


Stock Based Compensation

The Company grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is generally 36 months for key employees and 6 months for the Board of Directors.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for
Stock-Based Compensation--Transition and Disclosure". SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                            For the three months ended
                                                                     March 31
(thousands, except per share amounts)                         2004                 2003
---------------------------------------------------------------------------------------------
Net income (loss), as reported                        $         (712)      $         196
Stock option expense                                             (14)                (14)
                                                      ---------------------------------------
Pro forma net income (loss)                           $         (726)      $         182
                                                      =======================================

Basic earnings (loss) per share, as reported          $         (.10)      $         .03
Stock option expense                                             .00                 .00
Pro forma basic earnings (loss) per share             $         (.10)      $         .03
                                                      =======================================

Diluted earnings (loss) per share, as reported        $         (.10)      $         .03
Stock option expense                                             .00                 .00
Pro forma diluted earnings (loss) per share           $         (.10)      $         .03
                                                      =======================================


NOTE 2 - Inventories

The components of inventories were as follows:

                                               March 31         December 31
(thousands)                                    2004                   2003
--------------------------------------------------------------------------------
Finished goods                                $      57             $    57
Work-in-process                                     560               1,066
Service parts                                     3,236               3,291
Materials and component parts                     2,972               2,868
                                             ------------------------------
                                              $   6,825             $ 7,282
                                              =============================


NOTE 3 - Credit Arrangements

Effective March 30, 2004, the Company entered into a new credit agreement with lenders affiliated with Patriarch Partners, LLC. (the "Lenders") that, among other things, extends from December 31, 2004 through June 1, 2005 the repayment date for all of the Company's secured debt. At March 31, 2004 and December 31, 2003, the Company's outstanding borrowings were $9.0 million and $8.0 million, respectively, all of which are classified as long-term as the Company has refinanced the notes on a long-term basis. The available balance on the credit agreements was $4.0 million and $3.6 million at March 31, 2004 and December 31, 2003, respectively. The weighted average interest rate on borrowings during the first quarter of 2004 was 4.5% compared to 5.1% in the comparative period of 2003.

The Company's new secured term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity, June 1, 2005. A new $2.5 million revolving credit facility is also provided as part of the debt restructuring, which can be used for working capital and other general business purposes. Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%.

An additional $1.5 million term loan working capital facility is available to the Company, with the Company obligated to repay $2.0 million at maturity on June 1, 2005. The working capital term loan will accrue interest on $2.0 million at the prime rate.

The Company's financial covenants with respect to backlog, capital expenditure and EBITDA have been modified to enhance the financial flexibility of the Company.

Pursuant to the March 30, 2004 debt restructuring, the Company also exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date is extended from December 31, 2004 to June 1, 2005.

Further, the Company has agreed to use its best efforts, subject to the fiduciary duties of the Board of Directors, to complete a recapitalization of the Company by July 1, 2004. The Lenders currently hold both the Series B preferred stock noted above and a warrant to purchase common stock issued to the Lenders in December 2001 currently valued at $2.7 million. The Lenders are entitled to exercise the warrant, upon the earlier of January 1, 2005 or a triggering event, for 33.2% of the fully-diluted common stock of the Company at $.02 per share. In addition, upon the Lender's exercise of the warrant, the Series B preferred would be entitled to vote with the common stock and would have 46.67% of the voting power of the Company, on a fully-diluted basis. The recapitalization will include, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock including accrued interest and the existing warrants, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders will own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company. The recapitalization is subject to the approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company and related matters, which approval will be sought at the Company's annual meeting currently scheduled to be held on June 30, 2004.

Upon approval by the Company's shareholders of the recapitalization described above, the maturity date for all of the Company's secured indebtedness to the Lenders will be extended from June 1, 2005 to March 30, 2007. Without shareholder approval, the maturity date would remain unchanged.

The carrying value of the notes payable, which is secured by all of the Company's assets, approximates fair value.



NOTE 4 - Income Taxes

At March 31, 2004, the Company recorded $20,000 of tax expense, which is an effective tax rate of 2.9%. No federal tax expense has been recorded due to the Company's available federal net operating loss carryforwards. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to federal, state and foreign taxes due to net operating loss carryforwards and other temporary differences as it is not more likely than not that the Company will benefit from future utilization of the net deferred tax assets.

The Company's future ability to utilize the available net operating loss carryforwards may be restricted due to utilization limitations effected by change in control ramifications that would be triggered upon shareholder approval of the proposed restructuring (Note 3).



NOTE 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           March 31           March 31
                                                             2004               2003
------------------------------------------------------------------------------------------

Numerator:
   Net earnings (loss)                                  $       (712)      $         196
                                                        ================================

Denominator:
   Denominator for basic earnings
   per share (weighted-average shares)                     7,026,232           7,026,232

   Effect of dilutive securities:
   Employee stock options                                          -             136,522
                                                        --------------------------------

   Denominator for diluted earnings
   per share (adjusted weighted-average
   shares and assumed conversions)                         7,026,232           7,162,754
                                                        ================================

Basic earnings (loss) per share                         $       (.10)      $         .03
                                                        ================================

Diluted earnings (loss) per share                       $       (.10)      $         .03
                                                        ================================



NOTE 6 - Comprehensive Income

The components of comprehensive income (loss), for the three-months ended March
31, 2004 and 2003 are as follows:

                                                             March 31              March 31
(thousands)                                                    2004                  2003
-----------------------------------------------------------------------------------------------

Net income (loss)                                       $        (712)          $         196
Foreign currency translation adjustments                           13                      (4)
                                                        ---------------------------------------
   Comprehensive income (loss)                          $        (699)          $         192
                                                        =======================================






The components of accumulated comprehensive loss, at March 31, 2004 and December
31, 2003 are as follows:

                                                             March 31             December 31
(thousands)                                                    2004                  2003
-----------------------------------------------------------------------------------------------

Foreign currency translation adjustments                $        (831)          $         (844)
                                                        ---------------------------------------
Accumulated comprehensive loss                          $        (831)          $         (844)
                                                        =======================================


NOTE 7 - Segment Information

The Company views its business in three distinct revenue categories: Solution and products sales, Access services, and Contract manufacturing services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and accordingly, does not report operating expenses on a segment basis.


                                                                   Three Months Ended
                                                                        March 31
(thousands)                                                     2004            2003
------------------------------------------------------------------------------------------
Revenues
   Solutions and products                               $       4,827      $       5,598
   Access services                                              2,396              2,504
   Contract manufacturing services                                110                  8
                                                        ----------------------------------
      Total revenues                                            7,333              8,110

   Cost of solutions and products                               3,484              3,396
   Service expenses                                             2,332              2,131
                                                        ----------------------------------

      Gross margin                                              1,517              2,583

   Operating and other expenses, net                            2,209              2,377
                                                        -----------------------------------

Income (loss) before income taxes                       $        (692)     $         206
                                                        ==================================

Total expenditures for additions to long-lived assets   $          66      $          53




The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

NOTE 8 - Bill and Hold Transactions

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. The Company recorded no bill and hold revenue during the first three months of 2004. Revenues satisfying the bill and hold revenue recognition criteria recorded during the first quarter of 2003 totaled $1.7 million. Accounts receivable included no bill and hold receivables at March 31, 2004 and $1.5 million at March 31, 2003, respectively.


NOTE 9 - Contingencies

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

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Overview

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known or unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth below. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2004 of approximately $9.0 million by $0.1 million. Further, if the recapitalization occurs (see Note 3 for further details), as contemplated by the 2004 debt restructuring, the Company's lenders will acquire significant voting control and will accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. If the recapitalization fails to occur, the Company's secured obligations (including the Company's mandatorily redeemable preferred stock), which exceeds in the aggregate $13.6 million as of March 30, 2004, will be due and payable June 1, 2005. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company reported a net loss of $0.7 million in the first quarter of 2004 compared to net income of $0.2 million in the first quarter of 2003. The quarterly operating results were below management's expectations. Management has recognized the challenges associated with these first quarter issues and is taking measures to address the challenges in the second quarter and the remainder of 2004. The Company's ability to effectively address these issues will have a direct impact on its operating results and its ability to comply with existing debt covenants.

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

The first initiative is to provide cost-effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and assessment markets, while continuing to address the transportation, insurance, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $1.0 million or 25% from the first three months of 2003 to the first three months of 2004, mainly due to a decrease in the government market.

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

Results of Operations for the Three Months Ended March 31, 2004 vs. 2003

Total revenues decreased $0.8 million or 10% from the first quarter of 2003 to the first quarter of 2004.

Hardware and software revenues decreased $0.8 million or 19% in the first quarter of 2004 compared with the first quarter of 2003. North American sales decreased $3.0 million or 72% due to reduced order activity related to the Series 9000M scanners. International sales increased to $2.2 million in the first quarter of 2004 as compared to the same period in 2003 when no such sales occurred.

Professional services revenues increased $0.1 million or 9% in the first quarter of 2004 compared with the first quarter of 2003, due mainly to increased contract revenue and program change requests.

Access Services revenues decreased $0.1 million or 4% from the first quarter of 2003, due mainly to a decrease in revenue from the Company's proprietary maintenance contracts as a result of lower maintenance rates for the latest generation of the Series 9000 scanner, the 9000M, as compared to the earlier Series 9000 scanner. The Company was also impacted by a few customers discontinuing maintenance due to changes in their business.

Cost of hardware and software remained consistent with the first quarter of 2003 despite lower unit volume. Cost of hardware and software sales as a percentage of revenue was 76% for the first quarter of 2004, compared to 62% in the prior year, resulting in lower margins due to the composition of the sales mix.

Cost of professional services increased $0.1 million or 14% from the first quarter of 2003. The Professional Services organization includes software product support and professional services implementation. The product support organization recorded a gross margin of 63% in the first quarter of 2004 unchanged from the prior year. The professional services implementation group recorded a gross margin of 15% in the first quarter of 2004 vs. 23% in the prior year. The decrease in margin is mainly due to increased costs related to a specific project implementation in the quarter.

Cost of Access Services increased $0.2 million or 9% in the first quarter of 2004 in comparison with the first quarter of 2003. The increase was mainly due to employee salaries and benefits, outside contractor costs, and travel expenses associated with equipment maintenance activity, partially offset by lower depreciation expense.

Sales and marketing expenses decreased $0.2 million or 26% from the first quarter of 2003 mainly due to reduced commission expenses driven by lower revenue in the first quarter of 2004 compared to the first quarter of 2003 and lower salary costs due to reduced headcount.

Research and development expenses increased $0.2 million or 63% from the first quarter of 2003 mainly due to higher salary and benefit costs, increased software amortization expense related to the new SO series scanner and higher external consulting costs.

General and administrative expenses decreased $0.1 million or 10% compared to the same period in 2003. The decrease is mainly due to lower legal and consulting fees.

Interest expense remained consistent with the first quarter of 2003. The weighted average interest rate for the first three months of 2004 was 4.5% compared to 5.1% for the same period in 2003.



Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2004 increased $1.8 million from December 31, 2003 levels.

Total borrowings increased $1.0 million at March 31, 2004 from $8.0 million at the end of 2003. The available balance on the line of credit was $4.0 million at March 31, 2004. The Company is in compliance with all of the financial covenants as of March 31, 2004 and expects to remain in compliance throughout 2004. The Company's ability to do so, however, will be directly impacted by its ability to achieve planned operating results for the remainder of 2004. The Company anticipates meeting its current obligations and resource needs through the funds generated from operations and the available line of credit. (See Note 3 for further details.)

Effective March 30, 2004, the Company entered into a new credit agreement with lenders affiliated with Patriarch Partners, LLC. (the "Lenders") that, among other things, extends from December 31, 2004 through June 1, 2005 the repayment date for all of the Company's secured debt and provides additional working capital in the amount of $1.5 million. Subject to approval by the shareholders at the Company's Annual Meeting scheduled to be held on June 30, 2004, the Company will issue to the Lenders 79.8% of the fully-diluted Common Stock of the Company in consideration for, among other things, the Lenders' agreement to extend the repayment date for outstanding secured debt through March 30, 2007. More specifically, the financing arrangement includes the following items:


     o The Company's secured term and revolving debt was exchanged for a $9.0 million term loan and a $2.5 million revolving loan. The new term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity. Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%. The maturity date for these loans was extended from December 31, 2004 to June 1, 2005.

     o An additional $1.5 million term loan working capital facility was made available to the Company, with the Company obligated to repay $2 million at maturity on June 1, 2005. The working capital term loan will accrue interest on $2 million at the prime rate.

     o    The Company's  financial  covenants  with respect to backlog,  capital
          expenditure   and  EBITDA  were  modified  to  enhance  the  financial
          flexibility of the Company.

     o The Company exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date is extended from December 31, 2004 to June 1, 2005.

     o The Company agreed to use its best efforts, subject to the fiduciary duties of the Board of Directors, to complete a recapitalization of the Company by July 1, 2004. The Lenders currently hold both the Series B preferred stock noted above and a warrant to purchase common stock issued to the Lenders in December 2001. The Lenders are entitled to exercise the warrant, upon the earlier of January 1, 2005 or a triggering event, for 33.2% of the fully-diluted common stock of the Company at $0.02 per share. In addition, upon the Lender's exercise of the warrant, the Series B preferred would be entitled to vote with the common stock and would have 46.67% of the voting power of the Company, on a fully-diluted basis. The recapitalization will include, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock and the existing warrant, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders will own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company. The recapitalization is subject to the approval by the stockholders of the Company of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company and related matters, which approval will be sought at the Company's annual meeting currently scheduled to be held on June 30, 2004.

     o Upon approval by the Company's shareholders of the recapitalization described above, the maturity date for all of the Company's secured indebtedness to the Lenders will be further extended from June 1, 2005 to March 30, 2007.


The Company believes that the 2004 loan restructuring will allow execution of the Company's business plan through the term of the credit agreement by reducing required payments under the borrowing arrangements with the Lenders and increasing available funds through the working capital term loan facility, thereby enhancing the Company's ability to invest in its business, by lowering the thresholds of the financial covenants and by extending the loan maturities through June 2005, and through March 2007 if the shareholders approve the recapitalization transaction. In the event that shareholders fail to approve the recapitalization transaction or the recapitalization transaction fails to occur for any other reason, the Company's secured obligations (including the Company's mandatorily redeemable preferred stock), which exceeded $13.6 million as of March 30, 2004, will be due and payable on June 1, 2005.

Operating activities provided $0.9 million of cash in the first three months of 2004, as compared to the use of $0.1 million in the first three months of 2003. The increase is mainly due to strong accounts receivable collections during the first quarter of 2004.

Non-cash expenses recorded during the quarter were $0.5 million vs. $0.6 million for the same period in 2003. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below), amortization of customer service inventory and amortization of software development costs.

Net accounts receivable and unbilled receivables at March 31, 2004 decreased $2.4 million from December 31, 2003 due to the timing of collection of outstanding receivables.

Total inventories at March 31, 2004 decreased $0.5 million from December 31, 2003. Manufacturing inventory decreased $0.4 million, from the beginning of the year mainly due to lower product costs of the new SO series scanner relative to the series 9000M scanner, which was manufactured in the fourth quarter of 2003. Customer service inventory decreased $0.1 million as compared to December 31, 2003 levels mainly due to amortization of inventory.

Net plant and equipment at March 31, 2004, remained consistent with the balance at December 31, 2003.

Other assets increased $0.1 million from December 31, 2003 due to the capitalization of software development costs in the quarter.

Accounts payable increased $0.4 million from December 31, 2003 mainly due to the timing of vendor payments.

Salaries and wages decreased $0.7 million mainly due to the payout of the bonus accrual related to the 2003 bonus plan.

Taxes other than income taxes decreased $0.1 million from December 31, 2003 due to payments made for sales and use taxes in various states.

Customer deposits decreased $0.5 million from December 31, 2003 due to the transfer of deposits to accounts receivable to offset recorded product sales.

Deferred revenues remained consistent with the December 31, 2003 balance.

Other liabilities decreased $0.3 million due to reduced accruals for group insurance, accounting fees and interest.

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of March 31, 2004 or on the results of operations for the three-month period ending March 31, 2004.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of March 31, 2004 or on the results of operations for the three-month period ending March 31, 2004.

In January 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 beginning in January 2004. Based on management's evaluation, adoption did not have a significant impact on the Company's financial position as of March 31, 2004 or on the results of operations for the three-month period ending March 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2004, the Company completed a total debt restructuring (see Note 3 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2004 of approximately $9.0 million by $0.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.



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

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.


        Exhibit Number            Description



        Exhibit 10.1*        Subscription and Repurchase Agreement

        Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





* Filed herewith.




(b) Reports on Form 8-K.


         Report on Form 8-K filed March 2, 2004 regarding the death of the Company's Chief Financial Officer and Chief Operating Officer, Michael J. Villano.

         Report on Form 8-K filed March 31, 2004 regarding earnings for the quarter and year ending December 31, 2003, debt restructuring and restatement of 2002 financial statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCAN-OPTICS, INC.


Date       May 14, 2004              / s/ James C. Mavel
    ---------------------------      -------------------------------------------
                                     James C. Mavel
                                     Chairman, Chief Executive Officer
                                     and President


Date      May 14, 2004               / s/ Peter H. Stelling
    ---------------------------     --------------------------------------------
                                    Peter H. Stelling
                                    Chief Financial Officer, Vice
                                    President and Treasurer