Form 10-Q
period 2004-06-30
SCAN OPTICS INC
filed 2004-08-16
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission File No.                                  0-5265


                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             06-0851857
--------------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

169 Progress Drive, Manchester, CT                            06040
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

The number of shares of common stock, $.02 par value, outstanding as of July 30, 2004 was 7,026,232.

                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                           PAGE
                                                                            NO.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements...................................3

Item 2. Management's Discussion and Analysis of Consolidated Financial
        Condition and Results of Operations................................14

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........21

Item 4. Controls and Procedures............................................21


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K...................................22

S PAPART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



(thousands, except share data)                                         June 30, 2004                 December 31, 2003
-----------------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents                               $                      916     $                         585
  Accounts receivable less allowance of $311 at
    June 30, 2004 and $1,206 at December 31, 2003                              5,017                             6,043
  Unbilled receivables - contracts in progress                                   805                               415
  Inventories                                                                  7,371                             7,282
  Prepaid expenses and other                                                   1,131                               597
                                                         --------------------------------------------------------------
    Total current assets                                                      15,240                            14,922




Plant and equipment:
  Equipment                                                                    3,815                             3,682
  Leasehold improvements                                                       4,010                             4,010
  Office furniture and fixtures                                                  755                               745
                                                         --------------------------------------------------------------
                                                                               8,580                             8,437
  Less allowances for depreciation and amortization                            7,614                             7,422
                                                         --------------------------------------------------------------
                                                                                 966                             1,015

Goodwill                                                                       9,040                             9,040
Other assets                                                                   1,143                             1,096
                                                         --------------------------------------------------------------

Total Assets                                              $                   26,389     $                      26,073
                                                         ==============================================================


(thousands, except share data)                                            June 30, 2004                   December 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                         $                      2,843      $                        2,323
  Salaries and wages                                                                652                               1,484
  Taxes other than income taxes                                                     677                                 758
  Income taxes                                                                      101                                 189
  Customer deposits                                                                 620                                 929
  Deferred revenues                                                               3,687                               2,787
  Other                                                                           1,558                               1,495
                                                          ------------------------------------------------------------------
    Total current liabilities                                                    10,138                               9,965

 Note payable                                                                    10,500                               7,989
 Other liabilities                                                                1,939                               1,876

Mandatory redeemable preferred stock, par value $.02
  per share, authorized 3,800,000 shares;
    3,800,000 issued and outstanding                                              3,800                               3,800

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 1,200,000 shares; none
      issued or outstanding
  Common stock, par value $.02 per share,
    authorized 15,000,000 shares;
      issued, 7,439,732, including treasury shares at
        June 30, 2004 and December 31, 2003                                         149                                 149
  Common stock Class A Convertible, par
    value $.02 per share, authorized 3,000,000
      shares; available for issuance 2,145,536
        shares; none issued or outstanding
  Capital in excess of par value                                                 38,354                              38,354
  Accumulated retained earnings deficit                                         (34,901)                           (32,570)
  Accumulated other comprehensive loss                                             (944)                              (844)
                                                          ------------------------------------------------------------------
                                                                                  2,658                               5,089
  Less cost of common stock in treasury,
    413,500 shares                                                                2,646                               2,646
                                                          ------------------------------------------------------------------
      Total stockholders' equity                                                     12                               2,443
                                                          ------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity               $                     26,389      $                       26,073
                                                          ==================================================================


See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three Months Ended                   Six Months Ended
                                                                          June 30                             June 30
(thousands, except share data)                                       2004               2003               2004              2003
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Hardware and software                                   $         2,549   $          4,079    $         5,976   $         8,301
  Professional services                                             1,497              1,239              3,007             2,623
  Access services                                                   2,832              2,789              5,228             5,293
                                                          -----------------------------------   ----------------------------------
    Total revenues                                                  6,878              8,107             14,211            16,217

Costs of Revenue
  Hardware and software                                             1,914              2,310              4,519             4,938
  Professional services                                               759                684              1,638             1,452
  Access services                                                   2,505              2,380              4,837             4,511
                                                          -----------------------------------   ----------------------------------
    Total costs of revenue                                          5,178              5,374             10,994            10,901

        Gross Margin                                                1,700              2,733              3,217             5,316

Operating Expenses
  Sales and marketing                                                 802                919              1,492             1,847
  Research and development                                            629                440              1,180               779
  General and administrative                                        1,665                901              2,498             1,829
  Interest                                                            191                283                358               482
                                                          -----------------------------------   ----------------------------------
    Total operating expenses                                        3,287              2,543              5,528             4,937
                                                          -----------------------------------   ----------------------------------

Operating income (loss)                                            (1,587)               190            (2,311)               379

Other income (loss), net                                               (2)                44                 30                61
                                                          -----------------------------------   ----------------------------------

Income (loss) before income taxes                                  (1,589)               234            (2,281)               440

  Income tax expense                                                   30                 20                 50                30
                                                          -----------------------------------   ----------------------------------

Net Income (loss)                                         $        (1,619)  $            214    $       (2,331)   $           410
                                                          ===================================   ==================================

Basic earnings (loss) per share                           $         (0.23)  $           0.03    $        (0.33)   $          0.06
                                                          ===================================   ==================================

Basic weighted-average shares                                   7,026,232          7,026,232          7,026,232         7,026,232

Diluted earnings (loss) per share                         $         (0.23)  $           0.03    $        (0.33)   $          0.05
                                                          ===================================   ==================================

Diluted weighted-average shares                                 7,026,232          7,812,441          7,026,232         7,487,598

See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30
(thousands)                                                                              2004                              2003
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net Income (loss)                                                          $          (2,331)             $              410
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
    Depreciation                                                                            150                             194
    Amortization of customer service inventory and
      software license                                                                    1,092                           1,023
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables                                          636                          (2,210)
      Inventories                                                                        (1,096)                           (570)
      Prepaid expenses and other                                                           (534)                            112
      Accounts payable                                                                      520                             313
      Accrued salaries and wages                                                           (832)                            298
      Taxes other than income taxes                                                         (81)                           (145)
      Income taxes                                                                          (88)                             (3)
      Deferred revenues                                                                     900                             301
      Customer deposits                                                                    (309)                            177
      Other                                                                                (106)                            565
                                                                           -----------------------------------------------------
    Net cash provided (used) by operating activities                                     (2,079)                            465

Investing Activities
  Purchases of plant and equipment, net                                                    (101)                            (63)
                                                                           ------------------------------------------------------
    Net cash used by investing activities                                                  (101)                            (63)

Financing Activities
  Proceeds from borrowings                                                                4,711                           2,850
  Principal payments on borrowings                                                       (2,200)                         (2,792)
                                                                           ------------------------------------------------------
    Net cash provided by financing activities                                             2,511                              58

Increase in cash and cash equivalents                                                       331                             460

Cash and Cash Equivalents at Beginning of Year                                              585                             274
                                                                           -----------------------------------------------------
Cash and Cash Equivalents at End of Period                                   $              916             $               734
                                                                           =====================================================

See accompanying notes.


NOTE 1 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of June 30, 2004 or on the results of operations for the three and six-month periods ending June 30, 2004.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of June 30, 2004 or on the results of operations for the three and six-month periods ending June 30, 2004.

As required, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin

No. 51 beginning in January 2004. Based on management's evaluation, adoption did not have a significant impact on the Company's financial position or results of operations.

Stock Based Compensation

The Company generally grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, "Accounting for Stock-Based Compensation". The Company did recognize compensation expense of $29,000 in the second quarter of 2004 associated with options granted to non-employees.


For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is generally 36 months for key employees and 6 months for members of the Board of Directors.

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

                                                        For the three months ended         For the six months ended
                                                                 June 30                           June 30
(thousands, except per share amounts)                              2004            2003             2004           2003
------------------------------------------------------------------------------------------------------------------------
Net income (loss) , as reported                             $  (1,619)        $   214        $  (2,331)         $  410
Stock option expense                                              (17)            (25)             (32)            (38)
                                                       -----------------------------------------------------------------
Pro forma net income (loss)                                 $  (1,636)         $  189        $  (2,363)         $  372
                                                       =================================================================

Basic earnings (loss) per share, as reported                 $   (.23)        $   .03         $   (.33)        $   .06
Stock option expense                                              .00             .00              .00            (.01)
                                                       -----------------------------------------------------------------
Pro forma basic earnings (loss) per share                    $   (.23)        $   .03         $   (.33)        $   .05
                                                       =================================================================

Diluted earnings (loss) per share, as reported               $   (.23)        $   .03         $   (.33)        $   .05
Stock option expense                                              .00             .00              .00            (.01)
                                                       -----------------------------------------------------------------
Pro forma diluted earnings (loss) per share                 $   (.23)        $   .03         $   (.33)        $   .04
                                                       ================================================================

NOTE 2 - Inventories

Inventories, determined by the lower of cost (first-in, first-out) or market, consist of:


                                                                       June 30           December 31
(thousands)                                                               2004                  2003
--------------------------------------------------------------------------------------------------------
Finished goods                                                     $         58           $       57
Work-in-process                                                             597                1,066
Service parts                                                             2,893                3,291
Materials and component parts                                             3,823                2,868
                                                                   ------------           ----------
                                                                   $      7,371           $    7,282
                                                                   ============           ==========


During the quarter-ended June 30, 2004, the Company reduced inventory by $.3 million. The adjustment which represented a change in management's estimate of the required reserve for excess and obsolete inventory related to service parts held by its wholly-owned subsidiary Scan Optics, Ltd., was recorded as $.2 million (or $0.04 per share) of additional amortization expense and reflected in costs of revenue for the period and the remaining $.1 million represented the impact of foreign exchange and was charged to other comprehensive loss.



NOTE 3 - Credit Arrangements

Effective March 30, 2004, the Company entered into a new credit agreement with lenders affiliated with Patriarch Partners, LLC. (the "Lenders") that, among other things, extends from December 31, 2004 through June 1, 2005 the repayment date for all of the Company's secured debt. At June 30, 2004 and December 31, 2003, the Company's outstanding borrowings were $10.5 million and $8.0 million, respectively, all of which are classified as long-term as the Company has refinanced the notes on a long-term basis. The available balance on the credit agreements was $2.5 million and $3.6 million at June 30, 2004 and December 31, 2003, respectively. The weighted average interest rate on borrowings during the second quarter of 2004 was 6.3% compared to 5.4% in the comparative period of 2003.

As of June 30, 2004, the Company was in default of the EBITDA covenant. The default was subsequently waived by the Lenders by allowing certain one-time charges incurred during the quarter to be eliminated for purposes of calculating rolling EBITDA. Should the Company be unable to satisfy the EBITDA and other financial covenants in future periods, the debt may need to be classified as a current obligation, as the Lenders could exercise their right to call the debt as a result of future covenant violations.

The Company's new secured term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity. There is a $2.5 million revolving credit facility, provided as part of the debt restructuring, which can be used for working capital and other general business purposes.

Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%. There is no balance outstanding on the revolving credit facility at June 30, 2004.

An additional $1.5 million term loan working capital facility was made available to the Company, effective March 30, 2004 with the Company obligated to repay $2.0 million at maturity. The working capital term loan will accrue interest on $2.0 million at the prime rate. The Company borrowed $1.5 million against this facility during the second quarter.

As part of the restructuring, the Company's financial covenants with respect to backlog, capital expenditure and EBITDA have been modified to enhance the financial flexibility of the Company.

Pursuant to the March 30, 2004 debt restructuring, the Company also exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date was extended to coincide with the Company's secured debt.

On August 6, 2004, the Company completed a recapitalization with its Lenders, after obtaining stockholder approval of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company in order to permit the recapitalization at the July 15, 2004 annual meeting. The recapitalization included, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock, including accrued dividends, and the existing warrants held by the Lenders, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options granted by the Company.

Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders has been extended through March 30, 2007.

The carrying value of the notes payable, which is secured by all of the Company's assets, approximates fair value.



NOTE 4 - Income Taxes

At June 30, 2004, the Company recorded $50,000 of tax expense for the first six months, which is an effective tax rate of 2.2%. No federal tax expense has been recorded due to the Company's available federal net operating loss carry forwards. For financial reporting purposes, a valuation allowance has been recorded to fully offset deferred tax assets relating to federal, state and foreign taxes due to net operating loss carry forwards and other temporary differences as it is not more likely than not that the Company will benefit from future utilization of the net deferred tax assets.

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







NOTE 5 - Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                        Three Months Ended                   Six Months Ended
                                                             June 30                           June 30
                                                       2004              2003              2004         2003
Numerator:
   Net earnings (loss)                            $  (1,619)      $       214         $     (2,331)          410
                                                 ===============================================================

Denominator:
   Denominator for basic earnings (loss)
   per share (weighted-average shares)            7,026,232         7,026,232            7,026,232     7,026,232

   Effect of dilutive securities:
   Employee stock options                                -            786,209                   -        461,366
                                                 ---------------------------------------------------------------

   Denominator for diluted earnings (loss)
   per share (adjusted weighted-average
   shares and assumed conversions)                7,026,232         7,812,441            7,026,232     7,487,598
                                                 ===============================================================

Basic earnings (loss) per share                   $    (.23)      $       .03         $       (.33)  $       .06
                                                 ===============================================================

Diluted earnings (loss) per share                 $    (.23)      $       .03         $       (.33)  $       .05
                                                 ===============================================================


NOTE 6 - Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
(thousands)                                               2004          2003                2004            2003
                                                    ------------   -------------       ------------    ------------
Net Income (loss)                                   $     (1,619)  $         214       $     (2,331)   $        410
   Foreign currency translation adjustments                 (113)            107               (100)            103
                                                    ------------   -------------       ------------    ------------
Comprehensive income (loss)                         $     (1,732)  $         321       $     (2,431)   $        513
                                                    ============   =============       ============    ============


The components of accumulated comprehensive loss, at June 30, 2004 and December 31, 2003 are as follows:

                                                                                 June 30             December 31
(thousands)                                                                       2004                   2003

Foreign currency translation adjustments                                   $             (944)     $          (844)
                                                                           ------------------      ---------------
Accumulated comprehensive loss                                             $             (944)     $          (844)
                                                                           ==================      ===============


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

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
(thousands)                                                 2004            2003               2004          2003
Revenues
    Solutions and products                          $      3,703   $       5,246       $      8,530    $     10,844
    Access services                                        2,832           2,789              5,228           5,293
    Contract manufacturing services                          343              72                453              80
                                                    ------------   -------------       ------------    ------------
        Total revenues                                     6,878           8,107             14,211          16,217

    Cost of solutions and products                         2,673           2,994              6,157           6,390
    Service expenses                                       2,505           2,380              4,837           4,511
                                                    ------------   -------------       ------------    ------------

         Gross profit margin                               1,700           2,733              3,217           5,316

    Operating expenses
        and other income, net                              3,289           2,499              5,498           4,876
                                                    ------------   -------------       ------------    ------------

Income (loss) before income taxes                   $     (1,589)  $         234       $     (2,281)   $        440
                                                    ============   =============       ============    ============

Total expenditures for additions
    to long-lived assets                            $         58   $           7       $        124    $         60

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.


NOTE 8 - Bill and Hold Transactions

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. The Company recorded $.6 million of bill and hold revenue during the second quarter of 2003 and $2.3 million in the first six months of 2003. At June 30, 2003, accounts receivable included bill and hold receivables of $1.9 million. There were no bill and hold transactions in the first six months of 2004 and there are no bill and hold receivables at June 30, 2004.


NOTE 9 - Contingencies

In July 2004, Scan-Optics settled a long-standing dispute with a customer involving, among other matters, outstanding accounts receivable owed to Scan-Optics. As a result, each party has agreed to terminate litigation that has been pending since 2001. Earlier, the Company had recorded $.8 million as a reserve against the disputed accounts receivable. As part of the settlement terms, Scan-Optics has agreed to forgive the disputed account receivable in the amount of $1.3 million, which resulted in a $.5 million charge against current earnings (or $0.08 per share).

The Company is aware that Millennium, L.P. has filed a complaint dated August 3, 2004 in the United States District Court for the Southern District of New York against the Company for patent infringement. The complaint alleges infringement of unspecified claims of five separate United States patents. The complaint has not been served on the Company, and the Company has not had an opportunity to analyze the claims to determine whether the suit has any merit.

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

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at June 30, 2004 of approximately $10.5 million by $0.1 million. The recapitalization became effective on August 6, 2004 (see Note 3 for further details), and as a result the Company's lenders have acquired a significant voting control and accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company reported a net loss of $1.6 million in the second quarter of 2004 compared to net income of $0.2 million in the second quarter of 2003 and a net loss of $2.3 million year to date compared to net income of $0.4 million in 2003. The Company's ability to effectively address business issues will have a direct impact on its operating results, its ability to generate sufficient cash to fund operations and its ability to comply with existing debt covenants. Although, the quarterly operating results were significantly adversely affected by one-time events, including the settlement of some long outstanding litigation, and the Company's transition to the marketing and production of our new SO Series image-scanning platform, we did have some encouraging successes in the form of new business activities. The launch of our new SO Series image-scanning platform continues to generate interest and orders in the United States and internationally.

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

The first initiative is to provide cost-effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $2.9 million or 34% from the first six months of 2004 to 2003 and $1.9 million or 43% in a comparison of the second quarter of 2004 vs. 2003, mainly due to an decrease in the government market.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 vs. 2003

Total revenues decreased $2.0 million or 12% from the first six months of 2003 to the first six months of 2004 and decreased $1.2 million or 15% from the second quarter of 2003 to the second quarter of 2004.

Hardware and software revenues decreased $2.3 million or 28% in the first six months of 2004 compared with the same period in 2003 and decreased $1.5 million from the second quarter of 2003 compared to 2004. Compared to the first six months of 2003, North American sales decreased $4.7 million or 57% and decreased $1.7 million or 42% during the second quarter of 2004 compared to the second quarter of 2003 mainly due to a significant order in 2003, which replaced existing equipment at a current customer. International sales increased $2.4 million during the first six months of 2004 as compared with the first six months of 2003 and remained consistent with the second quarter of 2003 compared to 2004. The Company is in the process of phasing out the sale and production of its mature line of 9000 Series scanners and the Company is in the launch phase of its new generation of SO Series scanners which accounted for a majority of the decreased hardware revenue.

Professional services revenues increased $.4 million or 15% in the first six months of 2004 compared with the first six months of 2003 and increased $.3 million or 21% during the second quarter of 2004 compared to the second quarter of 2003. These changes relate to increased solution sales to the Company's target customer base.

Access services revenues decreased $.1 million or 1% in the first six months of 2004 compared with the first six months of 2003 and was flat during the second quarter of 2004 compared to the second quarter of 2003. The Company was impacted by a few customers discontinuing maintenance contracts due to changes in their businesses, which was partially offset by increased spare parts purchases.

Cost of hardware and software decreased $.4 million or 8% in the first six months of 2004 compared to the first six months of 2003 and decreased $.4 million or 17% in the second quarter of 2004 compared to the second quarter of 2003. The gross margin was 24% for the first six months of 2004, compared to 41% in the first six months of the prior year. The gross margin was 25% during the second quarter of 2004, compared to 43% in the second quarter of the prior year. The decreases in gross margin are mainly due to changes in product mix as a result of the phase out of its mature 9000 series scanners and the launch of the new SO Series scanners.

Cost of professional services increased $.2 million or 13% in a comparison of the first six months of 2004 vs. 2003 and increased $.1 million in the second quarter of 2004 compared to the prior year. The gross margin was 46% for the first six months and 49% in the second quarter of 2004, compared to 45% in the first six months and second quarter of 2003. The increase in gross margin was mainly due to increased sales volume, which results in higher utilization rates of available resources.

Cost of Access Services increased $.3 million in the first six months of 2004 vs. 2003 and increased $.1 million in the second quarter of 2004 compared to the prior year. The gross margin was 7% for the first six months of 2004, compared to 15% in the first six months of 2003. The gross margin was 12% during the second quarter of 2004, compared to 15% in the second quarter of the prior year. The decrease in gross margin during the first six months of 2004 as compared to 2003 is due to $.3 million inventory provision related to operations in the United Kingdom.

Sales and marketing expenses decreased $.4 million or 19% in the first six months of 2004 compared to the first six months of 2003 and decreased $.1 million in the second quarter of 2004 compared to the second quarter of 2003 mainly due to lower commission expenses which reflects lower sales revenue relative to prior periods.

Research and development expenses increased $.4 million or 51% from the first six months of 2003 and increased $.2 million from the second quarter of 2003 mainly due to higher salary and benefit costs, increased software amortization expense related to the new SO series scanner and higher external consulting costs.

General and administrative expenses increased $.6 million or 34% from the first six months of 2003 and $.7 million from the second quarter of 2003 due to the recording of a $.5 million provision for accounts receivable as a result of the settlement of a legal action and increased legal expenses.

Interest expense decreased $.1 million or 26% from the first six months of 2003 and decreased $.1 million from the second quarter of 2003 due to lower average interest rates. The weighted average interest rate for the first six months of 2004 was 5.4% compared to 5.6% in 2003.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2004 increased $.3 million from December 31, 2003 levels.

Total borrowings increased $2.5 million at June 30, 2004 from $8.0 million at the end of 2003. The available balance on the line of credit was $2.5 million at June 30, 2004. As of June 30, 2004, the Company is in compliance with all of the financial covenants with the exception of the EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. The company has received a waiver of the EBITDA covenant with respect to the covenant default for the period ending June 30, 2004 from its Lenders. Although the Company anticipates meeting its current obligations and resource needs from funds generated through operations and use of the available line of credit, its ability to remain in compliance with these financial covenants could have a direct impact on its ability to do so. (See Note 3 for further details.)


On August 6, 2004, the Company completed a recapitalization with its Lenders, after obtaining stockholder approval of an amendment to the certificate of incorporation of the Company to increase the authorized common stock of the Company in order to permit the recapitalization at the July 15, 2004 annual meeting. The recapitalization included, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock, including accrued dividends, and the existing warrants held by the Lenders, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders will own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options granted by the Company.

More specifically, the financing arrangement includes the following items:

            * The Company's secured term and revolving debt was exchanged for a $9.0 million term loan and a $2.5 million revolving loan. The new term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity. Borrowings against both such loans will continue to accrue interest at a rate of prime plus 2%.

            * An additional $1.5 million term loan working capital facility was made available to the Company, with the Company obligated to repay $2 million at maturity. The working capital term loan will accrue interest on $2 million at the prime rate.

            * The Company's financial covenants with respect to backlog, capital expenditure and EBITDA were modified to enhance the financial flexibility of the Company.

            * Effective March 30, 2004, the Company exchanged the $3.8 million mandatorily redeemable Series A preferred stock held by the Lenders for $3.8 million of mandatorily redeemable Series B preferred stock, which Series B preferred stock has substantially the same terms as the Series A, except that the redemption date was extended to coincide with the Company's secured debt.

            * The recapitalization which was effective August 6, 2004 included, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock and the existing warrant, and the issuance of common stock of the Company to the Lenders so that following such issuance the Lenders own 79.8% of the fully-diluted common stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company.

            * Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended from through March 30, 2007.

The Company believes that the 2004 loan restructuring will allow execution of the Company's business plan through the term of the credit agreement by reducing required payments under the borrowing arrangements with the Lenders and increasing available funds through the working capital term loan facility, thereby enhancing the Company's ability to invest in its business, by lowering the thresholds of the financial covenants and by extending the loan maturities through March 2007.

Operating activities used $2.1 million of cash in the first six months of 2004.

Non-cash expenses recorded during the first six months of the year were $1.2 million, which is consistent with the same period in 2003. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below) and amortization of customer service inventory and software license.

Net accounts receivable and unbilled receivables at June 30, 2004 decreased $.6 million from December 31, 2003 due mainly to the timing of collections and lower sales levels in the second quarter of 2004.

Total inventories at June 30, 2004 increased $.1 million from December 31, 2003. Total manufacturing inventories increased $.5 million from the beginning of the year due to the production build schedule of the new SO series scanner. Customer service inventories decreased $.4 million mainly due to an inventory provision related to operations in the UK and lower inventory purchases.

Prepaid  expenses  and other  increased  $.5  million  from  December  31,  2003
reflecting  legal  and  investment   banking  costs  related  to  the  Company's
recapitalization and debt restructuring.

Net plant and equipment remained flat relative to December 31, 2003.

Other assets remained at December 31, 2003 levels.

Accounts payable increased $.5 million from December 31, 2003 due to the timing of payments.

Salaries and wages decreased $.8 million from December 31, 2003 due mainly to the payout of the bonus accrual related to the 2003 bonus plan.

Taxes other than income taxes decreased $.1 million from December 31, 2003 due to payments made for sales and use taxes in various state.

Customer deposits decreased $.3 million from December 31, 2003 due to the transfer of deposits to accounts receivable to offset recorded product sales.

Deferred revenues increased $.9 million from December 31, 2003 due to the timing of annual billings.

Other liabilities remained consistent with December 31, 2003 levels.


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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of June 30, 2004 or on the results of operations for the three-month period ending June 30, 2004.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after June 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of June 30, 2004 or on the results of operations for the three-month period ending June 30, 2004.

In January 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 beginning in January 2004. Based on management's evaluation, adoption did not have a significant impact on the Company's financial position as of June 30, 2004 or on the results of operations for the three-month period ending June 30, 2004.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2004, the Company completed a total debt restructuring (see Note 3 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at June 30, 2004 of approximately $10.5 million by $0.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.


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

 Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Exhibit 10.1* Executive severance agreement between Peter H. Stelling and Scan-Optics, Inc. dated April 1, 2004.

 Exhibit 10.2* The Scan-Optics, Inc. 2004 Incentive and Non-qualified Stock Option Plan.

 Exhibit 10.3* The Scan-Optics, Inc. Amended and Restated Senior Executive Stock Option Plan.



* Filed herewith.




(b) Reports on Form 8-K.

     Report on Form 8-K filed May 18, 2004 regarding financial results for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCAN-OPTICS, INC.


Date       August 16, 2004            /s/ James C. Mavel
          ----------------            -----------------------------------------
                                      James C. Mavel
                                      Chairman, Chief Executive Officer and
                                      President


Date      August 16, 2004             /s/ Peter H. Stelling
          ----------------            -----------------------------------------
                                      Peter H. Stelling
                                      Chief Financial Officer,
                                      Vice President and Treasurer