Form 10-Q
period 2004-09-30
SCAN OPTICS INC
filed 2004-11-12
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004
                              --------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission File No.                             0-5265
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

                                 (860)645-7878
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares of Common Stock, $.02 par value, outstanding as of October 29, 2004 was 41,451,577.

                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                            PAGE
                                                                             NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................    3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   22

Item 4.  Controls and Procedures...........................................   22


PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities..............................................   23

Item 4.  Submission of Matters to a Vote of Security Holders...............   23

Item 6.  Exhibits..........................................................   24


PART I - FINANCIAL INFORMATION

1. Consolidated Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


(thousands, except share data)                                               September 30, 2004               December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                             $                    989         $                    585
  Accounts receivable less allowance of $309 at
    September 30, 2004 and $1,206 at December 31, 2003                                     3,520                            6,043
  Unbilled receivables - contracts in progress                                               424                              415
  Inventories                                                                              8,508                            7,282
  Prepaid expenses and other                                                                 588                              597
                                                                       -----------------------------------------------------------
    Total current assets                                                                  14,029                           14,922




Equipment and Leasehold Improvements:
  Equipment                                                                                3,880                            3,682
  Leasehold improvements                                                                   4,010                            4,010
  Office furniture and fixtures                                                              757                              745
                                                                       -----------------------------------------------------------
                                                                                           8,647                            8,437
  Less accumulated depreciation and amortization                                           7,704                            7,422
                                                                       -----------------------------------------------------------
                                                                                             943                            1,015

Goodwill                                                                                                                    9,040
                                                                                           9,040
Other assets                                                                               1,502                            1,096
                                                                       -----------------------------------------------------------

Total Assets                                                            $                 25,514         $                 26,073
                                                                       ===========================================================




(thousands, except share data)                                          September 30, 2004                 December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                  $                   2,966          $                   2,323
  Note payable                                                                             90
  Salaries and wages                                                                      649                              1,484
  Taxes other than income taxes                                                           729                                758
  Income taxes                                                                             96                                189
  Customer deposits                                                                       614                                929
  Deferred revenues                                                                     3,951                              2,787
  Other                                                                                 1,349                              1,495
                                                                   -----------------------------------------------------------------
    Total current liabilities                                                          10,444                              9,965

 Note payable                                                                          10,410                              7,989
 Other liabilities                                                                        668                              1,390
Mandatory redeemable preferred stock, at redemption
   value
   Series B, 3,800,000 shares issued and outstanding                                                                       4,286
   Series I,  420,857 shares issued and outstanding                                       847

Stockholders' Equity
   Preferred stock, par value $.02 per share; 5,000,000
        Shares authorized
  Common Stock, par value $.02 per share,
    authorized 65,000,000 shares; issued,
      41,865,077, including treasury shares at
         September 30, 2004 and 7,439,732 shares
            at December 31, 2003                                                          837                                149
  Capital in excess of par value                                                       41,558                             38,354
  Accumulated retained earnings deficit                                               (35,564)                           (32,570)
  Accumulated other comprehensive loss -
   currency translation adjustment                                                     (1,040)                              (844)
                                                                   -----------------------------------------------------------------
                                                                                        5,791                              5,089
  Less cost of Common Stock in treasury,
    413,500 shares                                                                      2,646                              2,646
                                                                   -----------------------------------------------------------------
      Total stockholders' equity                                                        3,145                              2,443
                                                                   -----------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                        $                  25,514          $                  26,073
                                                                   =================================================================


See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended                    Nine Months Ended
                                                                          September 30                          September 30
(thousands, except share data)                                       2004               2003               2004              2003
----------------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and software                                   $         1,935   $          3,451    $         7,911   $        11,752
  Professional services                                             1,440              1,241              4,447             3,864
  Access services                                                   2,812              2,673              8,040             7,966
                                                       --------------------------------------   ----------------------------------
    Total revenues                                                  6,187              7,365             20,398            23,582

Costs of Revenue
  Hardware and software                                             1,527              2,410              6,046             7,348
  Professional services                                               626                645              2,264             2,097
  Access services                                                   2,174              2,172              7,011             6,683
                                                       --------------------------------------     --------------------------------
    Total costs of revenue                                          4,327              5,227             15,321            16,128
                                                       --------------------------------------     --------------------------------

        Gross Margin                                                1,860              2,138              5,077             7,454

Operating Expenses
  Sales and marketing                                                 871                767              2,363             2,614
  Research and development                                            381                207              1,561               986
  General and administrative                                        1,060                900              3,558             2,729
  Interest                                                            187                185                545               667
                                                       --------------------------------------   ----------------------------------
    Total operating expenses                                        2,499              2,059              8,027             6,996
                                                       --------------------------------------   ----------------------------------

Operating income (loss)                                              (639)                79             (2,950)              458

Other income (loss), net                                              (14)               (56)                16                 5
                                                       ---------------------------------------  ----------------------------------

Income (loss) before income taxes                                    (653)                23             (2,934)              463

  Income taxes                                                         10                 11                 60                41
                                                       --------------------------------------   ----------------------------------

Net Income (Loss)                                         $          (663)  $             12    $        (2,994)  $           422
                                                       ======================================   ==================================


Basic earnings (loss) per share                           $         (0.02)  $           0.00    $         (0.21)  $          0.06
                                                       ======================================   ==================================

Diluted earnings (loss) per share                         $         (0.02)  $           0.00    $         (0.21)  $          0.05
                                                       ======================================   ==================================

See accompanying notes.



SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      Nine Months Ended
                                                                                                         September 30
(thousands)                                                                                  2004                            2003
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net Income (loss)                                                            $           (2,994)            $               422
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by operating activities:
    Depreciation                                                                              270                             259
    Amortization of customer service inventory and
      software license                                                                      1,548                           1,532
    Amortization of debt transaction fees                                                     143
     Provision for losses on accounts receivable                                              543
    Disposal of equipment                                                                                                      46
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled receivables                                          1,971                            (971)
      Inventories                                                                          (2,638)                           (948)
      Prepaid expenses and other                                                                9                            (423)
      Accounts payable                                                                        643                             406
      Accrued salaries and wages                                                             (835)                            242
      Taxes other than income taxes                                                           (29)                           (128)
      Income taxes                                                                            (93)                              2
      Deferred revenues                                                                     1,164                             431
      Customer deposits                                                                      (315)                             11
      Other                                                                                  (360)                            360
                                                                             -----------------------------------------------------
    Net cash provided (used) by operating activities                                         (973)                          1,241

Investing Activities
  Purchases of equipment, net                                                                (198)                            (63)
                                                                             ------------------------------------------------------
    Net cash used by investing activities                                                    (198)                            (63)

Financing Activities
  Debt and equity transaction fees                                                           (936)
  Proceeds from borrowings                                                                  4,711                           5,300
  Principal payments on borrowings                                                         (2,200)                         (6,353)
                                                                             ------------------------------------------------------
    Net cash provided (used) by financing activities                                        1,575                          (1,053)

Change in cash and cash equivalents                                                           404                             125

Cash and Cash Equivalents at Beginning of Period                                              585                             274
                                                                             -----------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $              989             $               399
                                                                             =====================================================

See accompanying notes.

NOTE 1 - Basis of Presentation
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year.

The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited financial statements for the year then ended. Certain prior period amounts have been reclassified to conform to the current period presentation.



NOTE 2 - Stock Based Compensation
------

The Company generally grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, "Accounting for Stock-Based Compensation". The Company recognized compensation expense of $29,000 in the second quarter of 2004 associated with options granted to non-employees.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is generally 36 months for key employees and 6 months for members of the Board of Directors. Required pro forma information follows:


                                                                     For the three months             For the nine months
                                                                             ended                           ended
                                                                         September 30                     September 30
  (thousands, except per share amounts)                                2004          2003            2004            2003
----------------------------------------------------------------------------------------------------------------------------

       Net income (loss), as reported                             $    (663)       $   12        $  (2,994)       $  422
       Stock option expense                                            (732)          (25)            (764)          (38)
                                                             ---------------------------------------------------------------
       Pro forma net income (loss)                                $  (1,395)       $  (13)       $  (3,758)       $  384
                                                             ===============================================================

       Basic earnings (loss) per share, as reported               $    (.02)       $  .00        $    (.21)       $  .06
       Stock option expense                                            (.05)          .00             (.06)         (.01)
                                                             ---------------------------------------------------------------
       Pro forma basic earnings (loss) per share                  $    (.07)       $  .00        $    (.27)       $  .05
                                                             ===============================================================

       Diluted earnings (loss) per share, as reported             $    (.02)       $  .00        $    (.21)       $  .05
       Stock option expense                                            (.05)          .00             (.06)         (.01)
                                                             ---------------------------------------------------------------
       Pro forma diluted earnings (loss) per share                $    (.07)       $  .00        $    (.27)       $  .04
                                                             ===============================================================



NOTE 3 - Inventories
------


Inventories consist of:

                                                             September 30        December 31
(thousands)                                                      2004                 2003
-----------------------------------------------------------------------------------------------
Finished goods                                             $         57           $        57
Work-in-process                                                     633                 1,066
Service parts                                                     2,670                 3,291
Materials and component parts                                     5,148                 2,868
                                                           ------------------------------------
                                                           $      8,508           $     7,282
                                                           ====================================

NOTE 4 - Credit Arrangements
------

Effective March 30, 2004, the Company entered into a new credit agreement (the Credit Agreement) with lenders affiliated with Patriarch Partners, LLC. (the Lenders). Among other things, under the Credit Agreement the Company's existing revolving and term loans with outstanding amounts of $9.0 million were exchanged for a $9.0 million term loan, a $2.5 million revolving credit facility and a $1.5 million term loan working capital facility. The $9.0 million term loan bears interest at prime plus 2% and is payable in two annual installments of $90,000 on April 1, 2005 and 2006 with the balance of $8,820,000 due on March 30, 2007.

In the second quarter of 2004, the Company borrowed $1.5 million under the term loan working capital facility of the Credit Agreement. Such borrowings bear interest at prime. The Credit Agreement requires the Company to repay the borrowed amount plus $500,000 at March 30, 2007. The additional $500,000 is being expensed as a transaction fee over the term of the loan.

Through September 30, 2004, there have been no borrowings under the $2.5 million
revolving  credit  facility  portion  of  the  Credit   Agreement.   Outstanding
borrowings bear interest at prime plus 2% and are due March 30, 2007.

As part of the Credit Agreement the Company is required to meet financial covenants with respect to backlog, capital expenditures and EBITDA. The Company is in compliance with the modified covenants.

On August 6, 2004, the Company completed a recapitalization with its Lenders, which had been approved by the Company's shareholders on July 15, 2004. The recapitalization included, among other terms, the cancellation of the $3.8 million of Mandatorily Redeemable Series B Preferred Stock, including dividends of $0.6 million and outstanding warrants held by the Lenders, in exchange for 34,425,345 shares of Common Stock. As such, the Lenders own 79.8% of the fully-diluted Common Stock of the Company at the date of issuance, subject to dilution for certain current and future compensatory stock options granted by the Company. The Company also issued an aggregate of 420,857 shares of 4% Series I Preferred Stock with a mandatory redemption on March 30, 2007 for $841,714 plus unpaid dividends at 4%.

Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended through March 30, 2007.

Borrowings under the Credit Agreement are secured by all of the Company's assets.

NOTE 5 - Income Taxes
------

Income tax expense relates to minimum tax requirements in certain states and Canadian income taxes. A valuation allowance has been provided for U.S. income tax benefits applicable to the operating losses since it is not more likely than not that the Company will benefit from their future utilization.

The Company's future ability to utilize the available net operating loss carryforwards may be restricted due to limitations effected by the change in control related to the credit agreements described in Note 4.


NOTE 6 - Earnings Per Share
------


The following  table sets forth the  computation  of basic and diluted  earnings (loss) per share:

                                                          Three Months Ended                 Nine Months Ended
                                                              September 30                     September 30
                                                          2004            2003               2004           2003
-----------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss)                           $        (663)      $        12        $    (2,994)   $      422
                                                 ================================================================
Denominator:
   Denominator for basic earnings (loss)
   per share - weighted-average shares              27,606,601         7,026,232         13,961,741     7,026,232

   Effect of dilutive securities:
   Employee stock options                                    -         1,145,697                  -       689,476
                                                 ----------------------------------------------------------------
   Denominator for diluted earnings (loss)
   per share - adjusted weighted-average
   shares and assumed conversions                   27,606,601         8,171,929         13,961,741     7,715,708
                                                 ================================================================

Basic earnings (loss) per share                  $        (.02)      $       .00        $      (.21)   $      .06
                                                 ================================================================

Diluted earnings (loss) per share                $        (.02)      $       .00        $      (.21)   $      .05
                                                 ================================================================


NOTE 7 - Comprehensive Income
------

Comprehensive income (loss) follows:


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
(thousands)                                               2004           2003               2004           2003
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $       (663)  $          12       $     (2,994)   $        422
Foreign currency translation adjustments                     (96)            (34)              (196)             69
                                                    ----------------------------------------------------------------
Comprehensive income (loss)                         $       (759)  $         (22)      $     (3,190)   $        491
                                                    ================================================================

NOTE 8 - Segment Information
----

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



                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
(thousands)                                             2004            2003               2004          2003
-------------------------------------------------------------------------------------------------------------------
Revenues
    Solutions and products                          $      2,881   $       4,446       $     11,411    $     15,290
    Access services                                        2,812           2,673              8,040           7,966
    Contract manufacturing services                          494             246                947             326
                                                    ---------------------------------------------------------------
        Total revenues                                     6,187           7,365             20,398          23,582

    Cost of solutions and products                         2,153           3,055              8,310           9,445
    Service expenses                                       2,174           2,172              7,011           6,683
                                                    ---------------------------------------------------------------

         Gross profit margin                               1,860           2,138              5,077           7,454

    Operating expenses
        and other income, net                              2,513           2,115              8,011           6,991
                                                    ---------------------------------------------------------------

Income (loss) before income taxes                   $       (653)  $          23       $     (2,934)   $        463
                                                    ===============================================================

Total expenditures for additions
    to long-lived assets                            $         65   $           3       $        198    $         63



The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment. Access Services provides enterprise-wide maintenance services for the Company's equipment and third-party equipment.

NOTE 9 - Bill and Hold Transactions
------

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. The Company recorded no bill and hold revenue during the third quarter of 2003 and $2.3 million in the first nine months of 2003. At September 30, 2003, accounts receivable included bill and hold receivables of $.7 million. There were no significant bill and hold transactions in the first nine months of 2004 and there are no significant bill and hold accounts receivable at September 30, 2004.


NOTE 10 - Contingencies
-------

In August 2004, Millenium, L.P. filed suit in the United States District Court for the Southern District of New York against the Company for patent infringement. As of November 1, 2004, the parties have reached an agreement in principal under which Millenium, L.P. will release the Company from all liability for patent infringement and the Company will be free to practice all claims under patents owned by Millenium, L.P. The Company has accrued an estimated amount required to be paid under the confidential settlement agreement in two quarterly installments commencing fourth quarter of 2004, which amount, alone, will not have a material affect on operating results.


NOTE 11 - Capital Stock
-------

An amended and restated certificate of incorporation was approved by the shareholders at the Company's annual meeting held July 15, 2004. As such, the total authorized capital stock of the Corporation is 70,000,000 shares consisting of 65,000,000 shares of Common Stock, par value $.02 per share and 5,000,000 shares of Preferred Stock, par value $.02 per share. As of September 30, 2004 420,857 shares of Preferred Stock have been designated as Series I, with dividends at 4%, and are outstanding.

On August 6, 2004 the Company issued 420,857 shares of Series I Preferred Stock in exchange for cancellation of lease obligations aggregating $841,714 that the Lenders acquired from the lessor. The Series I Preferred Stock and accrued 4% annual dividends are redeemable March 30, 2007. As of September 30, 2004 the carrying value of Preferred Stock is $847,000.

The recapitalization which was effective August 6, 2004 included, among other terms, the cancellation of the 380,000 shares of $3.8 million mandatorily redeemable Series B Redeemable Preferred Stock, par value $.02, the cancellation of existing warrants exercisable for Common Stock held by the Lenders, and the issuance of 34,425,345 shares of Common Stock of the

Company to the Lenders. There are 41,451,577 shares issued and outstanding as of September 30, 2004. There are also 413,500 shares of treasury stock.


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

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at September 30, 2004 of approximately $10.5 million by $0.1 million. The recapitalization became effective on August 6, 2004 (see Note 4 for further details), and as a result the Company's lenders have acquired a significant voting control and accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. The Company's business could be adversely affected by technological changes. The foregoing factors should not be construed as exhaustive.

The Company reported a net loss of $0.7 million in the third quarter of 2004 compared to net income of $12,000 in the third quarter of 2003 and a net loss of $3.0 million year to date compared to net income of $0.4 million in 2003. The Company's ability to effectively address these issues will have a direct impact on its operating results, its ability to generate sufficient cash to fund operations and its ability to comply with existing debt covenants. The Company's quarterly operating results continue to be significantly adversely affected compared to 2003 by certain non-recurring and transitional events, including the settlement of outstanding litigation, the phasing out of the sale of the Company's mature line of 9000 Series scanners, the phased market introduction of varied models of the Company's new generation of SO Series scanners, and the development of new channels of distribution for the Company's hardware and software.

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

The first initiative is to provide cost-effective solutions through the Company's development of target market data capture applications combined with its high speed transports and archival systems. The Company has refined its target market approach and has chosen to focus primarily on the government and insurance markets, while continuing to address the transportation, assessment, financial and order fulfillment markets. The Company expects to continue to emphasize its "Business of Solutions" focus on these targeted markets for the foreseeable future. As other market opportunities emerge, the Company will evaluate the potential of using its products and services to provide solutions in these new markets. The Company's revenue in the solutions initiative decreased $4.4 million or 38% from the first nine months of 2004 to 2003 and $1.5 million or 47% in a comparison of the third quarter of 2004 vs. 2003, mainly due to a decrease in the government market.

The second initiative, introduced in 2003, is a Business Process Outsourcing ("BPO") Service to capture images of documents for subsequent document management, storage and retrieval. The Company's new BPO Services provide a low-risk, cost-effective solution for customers with document imaging needs. As increasing numbers of both government and commercial clients migrate from paper-based filing systems to image-based storage and retrieval systems, they are faced with the need to convert their existing paper files or to outsource the activity. The BPO Services offer customers a high quality, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, as well as its software skills, resources and process controls.

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


Results of Operations for the Three and Nine Months Ended September 30, 2004 vs. 2003

Total revenues decreased $3.2 million or 14% from the first nine months of 2003 to the first nine months of 2004 and decreased $1.2 million or 16% from the third quarter of 2003 to the third quarter of 2004.

Hardware and software revenues decreased $3.8 million or 33% in the first nine months of 2004 compared with the same period in 2003 and decreased $1.5 million or 44% from the third quarter of 2003 compared to 2004. Compared to the first nine months of 2003, North American sales decreased $6.2 million or 54% and decreased $1.5 million or 45% during the third quarter of 2004 compared to the third quarter of 2003 mainly due to a significant order in 2003, which replaced existing equipment at a current customer. International sales increased $2.4 million during the first nine months of 2004 as compared with the first nine months of 2003 and remained consistent with the third quarter of 2003 compared to 2004. The Company is in the process of phasing out the sale and production of its mature line of 9000 Series scanners, while simultaneously introducing to the market, in phases, varied models of the Company's new generation of SO Series scanners and developing new channels of distribution for the Company's hardware and software, which concurrent activities accounted for a majority of the decreased hardware and software revenue.

Professional services revenues increased $0.6 million or 15% in the first nine months of 2004 compared with the first nine months of 2003 and increased $0.2 million or 16% during the third quarter of 2004 compared to the third quarter of 2003. These changes relate to increased solution sales to the Company's target customer base.

Access services revenues increased $0.1 million or 1% in the first nine months of 2004 compared with the first nine months of 2003 and increased $0.1 million or 5% during the third quarter of 2004 compared to the third quarter of 2003. The Company was impacted by a few customers discontinuing maintenance contracts due to changes in their businesses, which was offset by increased spare parts purchases.

Cost of hardware and software decreased $1.3 million or 18% in the first nine months of 2004 compared to the first nine months of 2003 and decreased $0.9 million or 37% in the third quarter of 2004 compared to the third quarter of 2003. The gross margin was 24% for the first nine months of 2004, compared to 37% in the first nine months of the prior year. The gross margin was 21% during the third quarter of 2004, compared to 30% in the third quarter of the prior year. The decrease in gross margin is mainly due to changes in product mix as a result of the phase out of its mature 9000 series scanners and the launch of the new SO Series scanners.

Cost of professional services increased $0.2 million or 8% in a comparison of the first nine months of 2004 vs. 2003 and was flat in the third quarter of 2004 compared to the prior year. The gross margin was 49% for the first nine months and 57% in the third quarter of 2004, compared to 46% in the first nine months and 48% in the third quarter of 2003. The increase in gross margin was mainly due to increased sales volume, which results in higher utilization rates of available resources.

Cost of Access Services increased $0.3 million or 5% in the first nine months of 2004 vs. 2003 and was flat in the third quarter of 2004 compared to the prior year. The gross margin was 13% for the first nine months of 2004, compared to 16% in the first nine months of 2003. The gross margin was 23% during the third quarter of 2004, compared to 19% in the third quarter of the prior year. The decrease in gross margin during the first nine months of 2004 as compared to 2003 is due to $0.3 million inventory provision related to operations in the United Kingdom. The increase in gross margin in the third quarter of 2004 relative to the third quarter of 2003 was due to higher spare parts revenue.

Sales and marketing expenses decreased $0.3 million or 10% in the first nine months of 2004 compared to the first nine months of 2003 mainly due to lower salary and commission expenses and increased $0.1 million of 14% in the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of higher commission expenses.

Research and development expenses increased $0.6 million or 58% from the first nine months of 2003 and increased $0.2 million or 84% from the third quarter of 2003 largely due to higher salary and benefit costs, and external consulting costs in 2004 as compared to 2003. These costs were lower in 2003 due to the capitalization of software development costs.

General and administrative expenses increased $0.8 million or 30% from the first nine months of 2003 and $0.2 million or 18% from the third quarter of 2003 due to the recording of a $0.5 million provision for accounts receivable as a result of the settlement of a legal action during the second quarter of 2004 and increased legal expenses.

Interest expense decreased $0.1 million or 18% from the first nine months of 2003 and was flat relative to the third quarter of 2003 due to reduced interest expense related to deferred operating lease payments. The weighted average interest rate for the first nine months of 2004 was 5.7% compared to 4.8% in 2003.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2004 increased $0.4 million from December 31, 2003 levels.

Total borrowings increased $2.5 million at September 30, 2004 from $8.0 million at the end of 2003. The available balance on the line of credit was $2.5 million at September 30, 2004. As of September 30, 2004, the Company is in compliance with all of the financial covenants. Although the Company anticipates meeting its current obligations and resource needs from funds generated through operations and use of the available line of credit, its ability to remain in compliance with these financial covenants could have a direct impact on its ability to do so. (See Note 4 for further details.)

On August 6, 2004, the Company completed a recapitalization with its Lenders, after obtaining stockholder approval at the Company's July 15, 2004 annual meeting of an amendment to the certificate of incorporation of the Company to increase the authorized Common Stock of the Company in order to permit the recapitalization. The recapitalization included, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock, including accrued dividends, and the existing warrants held by the Lenders, and the issuance of Common Stock of the Company to the Lenders such that the Lenders own 79.8% of the fully-diluted Common Stock of the Company, subject to dilution for certain current and future compensatory stock options granted by the Company.

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

            * The recapitalization which was effective August 6, 2004 included, among other terms, the cancellation of the $3.8 million mandatorily redeemable Series B preferred stock and the existing Common Stock warrant, and the issuance of Common Stock of the Company to the Lenders so that following such issuance the Lenders own 79.8% of the fully-diluted Common Stock of the Company, subject to dilution for certain current and future compensatory stock options issued by the Company.

            * Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended through March 30, 2007.


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

Operating activities used $1.0 million of cash in the first nine months of 2004.

Non-cash expenses recorded during the first nine months of the 2004 were $2.5 million compared to $1.8 million for the same period in 2003. These expenses relate to depreciation of fixed assets (discussed in net plant and equipment below) and amortization of customer service inventory, software development, and provision for losses on accounts receivable.

Net accounts receivable and unbilled receivables at September 30, 2004 decreased $2.5 million from December 31, 2003 due mainly to the timing of collections and lower sales levels in the third quarter of 2004.

Total inventories at September 30, 2004 increased $1.2 million from December 31, 2003. Total manufacturing inventories increased $1.8 million from the beginning of the year due to the production build schedule of the new SO series scanner. Customer service inventories decreased $0.6 million mainly due to an inventory adjustment related to operations in the UK and lower inventory purchases.

Prepaid expenses and other increased remained flat from December 31, 2003.

Net plant and equipment decreased $0.1 million relative to December 31, 2003.

Other assets increased $0.4 million from December 31, 2003 reflecting legal and investment banking costs related to the Company's recapitalization and debt restructuring.

Accounts payable increased $0.6 million from December 31, 2003 due to the timing of payments.

Salaries and wages decreased $0.8 million from December 31, 2003 due mainly to the bonus accrual made in 2003 related to the 2003 bonus plan that did not occur in 2004 in connection with the 2004 bonus plan.

Taxes other than income taxes remained consistent with December 31, 2003.

Customer deposits decreased $0.3 million from December 31, 2003 due to the transfer of deposits to accounts receivable to offset recorded product sales.

Deferred revenues increased $1.2 million from December 31, 2003 due to the timing of annual billings.

Other liabilities decreased $0.1 million from December 31, 2003.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for classifying and measuring, as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments, including mandatorily redeemable equity instruments and other non-equity instruments requiring, from inception, the repurchase by the issuer of its equity shares. This statement is applicable to the Company as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2004 or on the results of operations for the three-month period ending September 30, 2004.

In May 2003, the FASB's Emerging Issues Task Force defined the scope of Issue 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF No. 00-21") and its interaction with other authoritative literature. This statement is applicable to agreements entered into for reporting periods beginning after September 15, 2003 and requires companies with revenue arrangements including multiple deliverables to be divided into separate units of accounting for revenue recognition purposes, if the deliverables in the arrangement meet certain criteria, including standalone value to the customer, objective and reliable evidence of the fair value of the undelivered items exists and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The adoption of this Statement did not have a significant effect on the Company's financial position as of September 30, 2004 or on the results of operations for the three-month period ending September 30, 2004.

In January 2004, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 beginning in January 2004. Based on management's evaluation, adoption did not have a significant impact on the Company's financial position as of September 30, 2004 or on the results of operations for the three-month period ending September 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2004, the Company completed a total debt restructuring (see Note 4 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at September 30, 2004 of approximately $10.5 million by $0.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Overview section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.


Item 4. Controls and Procedures.

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with the recapitalization, which was effective August 6, 2004, the Company issued 34,425,345 shares of its Common Stock to the Lenders in exchange for, among other things, the Lenders' agreement to extend the repayment date for the Company's outstanding secured debt from June 30, 2005 to March 30, 2007, the cancellation of $3.8 million mandatorily redeemable Series B preferred stock and the cancellation of an existing Common Stock warrant held by the Lenders entitling them to purchase 33.2% of the Company's Common Stock on a fully diluted basis as of December 31, 2001. Of the 34,425,345 shares of the Company's Common Stock issued to the Lenders, 6,470,929 shares are subject to repurchase by the Company at $0.02 per share to cover the exercise of options for up to 6,470,929 shares held by certain members of management of the Company. The issuance of these shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 15, 2004 to elect three directors, to adopt the amended and restated certificate of incorporation, to adopt the Scan-Optics, Inc. 2004 Incentive and Non-Qualified Stock Option Plan and to appoint the Company's independent auditors for the fiscal year ending December 31, 2004.

Scott Schooley, Lynn Tilton and Michael Scinto were elected directors with terms expiring in 2006 by favorable votes of not less than 6,061,034. There were a total of not more than 474,561 abstentions in the vote for the directors and no broker nonvotes. The other members of the Board of Directors continuing in office are James C. Mavel and Ralph J. Takala whose terms expire in 2006, and John J. Holton whose term expires in 2005.

The amended and restated certificate of incorporation was adopted by a vote of 3,807,816 in favor, 580,045 against, 67,998 abstentions and 2,079,736 broker nonvotes.

The Scan-Optics, Inc. 2004 Incentive and Non-Qualified Stock Option Plan was adopted by a vote of 3,069,095 in favor, 1,318,586 against, 68,178 abstentions and 2,079,736 broker nonvotes.

Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2004 by a vote of 6,357,280 in favor, 122,947 against, 55,368 abstentions and no broker nonvotes. Ernst & Young LLP subsequently resigned as the Company's independent auditors and have been replaced by UHY LLP.

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

        Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 10.1* Amended and Restated Certificate of Incorporation dated July 16, 2004.

* Filed herewith.


(b) Reports on Form 8-K.

     Report on Form 8-K filed August 24, 2004 regarding financial results for the second quarter of 2004.

     Report on Form 8-K filed September 8, 2004 regarding changes in the registrant's certifying accountant.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCAN-OPTICS, INC.


Date      November 12, 2004            /s/ James C. Mavel
     ----------------------            -------------------------------------
                                       James C. Mavel
                                       Chairman, Chief Executive Officer and
                                       President


Date      November 12, 2004            /s/ Peter H. Stelling
     ----------------------            -------------------------------------
                                       Peter H. Stelling
                                       Chief Financial Officer,
                                       Vice President and Treasurer