Form 10-K
period 2004-12-31
SCAN OPTICS INC
filed 2005-03-30
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
For the fiscal year ended December 31, 2004
(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition  period from  __________________________
Commission File No. 0-5265

                                SCAN-OPTICS, INC.
                                -----------------
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

Securities registered pursuant to Section 12(b) of the Act:        None
                                                           ---------------------
Securities registered pursuant to Section 12(g)
of the Act:                      Common stock, $.02 par value
           ---------------------------------------------------------------------
                                        (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
$2,810,493 as of June 30, 2004.

The number of shares of common stock, $.02 par value, outstanding as of March 22, 2005 was 41,451,577.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the definitive Proxy Statement, relating to the 2005 Annual Meeting of Stockholders, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year, are incorporated by reference and included in the following:

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

The Company designs, develops and implements transaction and information management work processes. Adept with sophisticated recognition, image, workflow, network and data base technologies, the Company provides cost effective, high quality solutions that match the unique information processing requirements of its sophisticated client base.

The Company is a leader in developing, applying and supporting technology for the conversion of analog information into digital. Historically the Company's research and development activity has focused on improving accuracy and performance of the high speed image and "OCR" (optical character recognition) scanning platforms. Microsoft development environments on Intel platforms have enhanced the Company's strength in developing and supporting complex system integration projects. With clarity of experience, Scan-Optics has consistently demonstrated the ability to maximize system performance while limiting investment requirements for its clients. By extending this capability to the Application Service Provider (ASP) environment we now provide our clients with the option to receive cost reduction and service benefits through an ASP model as well as through our traditional in-house solution.

The Company's strategy is to expand into the larger market opportunities in Business Process Outsourcing (BPO) while utilizing the primary core competencies of the Company in vertical solution applications.

The Company is applying its resources to provide customer solutions in four main areas: SO series image scanner platform and solution applications, the Test and Assessment Market, Business Process Outsourcing and Access Services. The Company has established these divisions to focus the Company's resources in a cost-effective manner on the clients that it serves. Although each activity is autonomous in pursuit of new business and revenue sources, they possess tremendous synergy for the end-user community that is searching for a "single-source" supplier.

The Company's SO series scanner platform and solutions continues the Company's 36 year commitment to the very high end of the image capture market. Like its predecessor, the 9000 series scanner, this SO series scanner family integrates technology based on years of experience and expertise in the development of cost-effective, high quality solutions for applications in the government, insurance, assessment, transportation, order fulfillment and financial markets. Unlike its predecessor the SO series scanner opens significant new market opportunities in the "image only" world. The Company's ability to offer customized and integrated system solutions has helped customers all over the world to meet their productivity and profitability objectives.

In the Assessment market, the Company follows an ISO9001:2000 documented quality process to define the customer requirements prior to proposing a value-based information capture solution. The solution may be rich in Scan-Optics product and technology content or may integrate third-party technology to meet specific customer objectives. The company has continually invested in the skills and expertise within its development organization. Therefore, Scan-Optics is positioned to deliver quality solutions to this market in a timely manner.

The Business Process Outsourcing (BPO) service is focused in four areas (1) document conversion services, (2) data capture, (3) business continuation services and (4) knowledge applications. These services provide a low-risk, cost-effective solution for customers with document imaging needs and will follow the disciplined ISO9001:2000 processes for quality control that have served the division in the past.

The Access Services Division of the Company provides third party and proprietary product maintenance services nationwide, as well as in the UK and Canada. Access Services has been selected by over 28 companies to provide maintenance services for their products at customer sites or through the Access Services depot maintenance facility. In support of its many third-party contracts, the Company has adapted its logistics and dispatch center to support these high volume, low cost products. This business model demonstrates the flexibility of the Company to provide customized services to meet specific customer needs. Like the rest of the Company, this division depends on its ISO9001:2000 quality processes to assure high levels of customer satisfaction.


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

The Company's target markets for 2005 include its existing customer base and the vertical markets they represent, the Federal Government and the value-added Reseller/Channel market.

Scan-Optics Technology
The Company has been a leader of technological developments in the Optical Character Recognition (OCR), Intelligent Character Recognition (ICR), Optical Mark Read (OMR) and Imaging arena. Our most recent developments yielded patent applications for gray scale OMR recognition for assessment applications, software based endorsement of images, a patent for "detecting double documents" using acoustic sensors and a high performance image scanner based on a software design residing on Intel platforms in a Microsoft environment.

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


Scan-Optics'  VistaCapture is a software solution suite for rapid development of
data  capture  applications  requiring  character  recognition,   business  rule
oriented workflow and systems integration.

SONAR (Scan-Optics Neural Auxiliary Recognition) is a software product released in 2001. SONAR incorporates the Company's patented Context Edit product and ICR recognition technology for lower volume forms/data capture applications. Applications such as enrollments with address changes are ideally suited for SONAR.

Core Competencies
Key product disciplines utilize integration expertise and experience that leverage the core competencies of the Company to provide specific solution alternatives. These core competencies include:
      High  performance  production  level document  scanning
      Image enhancement algorithms to create high levels of image quality Character recognition (OCR, ICR, Barcode, Mark Sense, OMR, etc.) Key-From-Image and Key-From-Paper data entry
      Document management, workflow and availability
      Test and Assessment domain knowledge
      Professional Services (design, development, installation and support) Value Added Engineering services and solutions
      ISO9001:2000 documented process controls in all business disciplines

Professional Services
In order to provide a solution that meets the processing requirement of the client the Company provides a consultative approach to integrate solutions with proven professional services core competencies in the following areas:

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

The Company has provided software solutions to its customers since 1968. Utilizing Company developed products as well as third-party products, the professional services group provides solutions to address the customer's mission critical applications. The Company's image scanners provide the hardware platforms for delivering advanced high-volume forms processing, imaging, and document management system solutions, especially in its target markets. These targeted solutions are designed and developed by professional services and implemented on the customer's site or in the Scan-Optics BPO facility. The Company also provides ongoing change control with individual, custom software services as requested by the client. In this way, the Company can provide the entire solution of hardware and software with support for the length of the contract.

Customer Satisfaction
Customer satisfaction continues to be a key area of focus for the Company. Our quality processes focus on the delivery of quality products and services and we monitor, measure and internally report customer satisfaction levels in various surveys conducted throughout the year. The surveys also follow a documented quality process within our ISO9001:2000 certification program.

ACCESS SERVICES DIVISION

The Company has offered service and maintenance support to its customer base since 1968. This support, offered through our Access Services Division, is available with either leased or purchased systems in both domestic and international markets. In addition to supporting Company products, the Access Services Division provides service and maintenance support on a variety of electro-mechanical products for more than 28 different domestic and foreign manufacturers.

Maintenance service is provided through a network of over 120 highly skilled service technicians, including employees and contractors. The Company provides on-site service with response times of 2 to 24 hours based on the service plan selected by the customer. In support of its third-party maintenance contracts Access Services has developed comprehensive depot maintenance capability with logistics and call center support. The Company focuses on comprehensive diagnostic routines, modular designs, preventive maintenance procedures and customer surveys to provide its users high system availability to perform mission critical applications.

BUSINESS PROCESS OUTSOURCING

Beginning with the customer's needs, the Company can implement each outsourcing engagement/project from concept through production. The capabilities provided include:
         Project Management
         Networks/System Integration
         Systems Testing
         Professional Services and Training

Scan-Optics has successfully utilized its manufacturing process disciplines in structuring an outsourcing service capability for image capture, data entry and knowledge management. The Company has gained significant experience, validating management's belief that significant customer value is achieved in terms of quality and efficiency when managing the BPO workflow under documented process and workflow controls.

SIGNIFICANT CUSTOMERS

In 2004 the Company derived 11% of its total revenue from one customer Mitsui & Co Ltd., one of the Company's distributors in Japan. In 2003, the Company derived 23% of its total revenue from one customer, Northrop Grumman, IT Inc. In 2002 no customers accounted for more than 10% of total revenue.

CHANNELS OF DISTRIBUTION

The Company sells to end-users, system integrators, value added resellers and independent distributors in both the domestic and international markets.

QUALITY

All aspects of the Company's business fall under the ISO9001:2000 certification requirements. Customer satisfaction is a driving priority and the chosen method of producing the measurable results is through the documented procedures defined in the Company's quality manual.

BACKLOG

The backlog for the Company's products and services as of December 31, 2004 was approximately $13.1 million. As of December 31, 2003, the backlog was approximately $15.2 million. Backlog as of March 11, 2005 was approximately $14.8 million. The backlog consists of firm orders for equipment, software and services, the majority of which are expected to be delivered within the next 12 months, and maintenance due on existing contracts expected to be provided during the next 12 months. The Company normally delivers a system within 30 to 180 days after receiving an order, depending upon the degree of professional services and software customization required.

COMPETITION

The SO series scanner competes with the high end of the Kodak product line as well as other companies that serve niche markets. Our strategy is to compete in this $140M market based on price and performance.

In the assessment market we compete with a "solution" focus that includes the integration of technologies that yield a product uniquely designed for the testing environment defined by the client. Our competition is typically in-house development, which would cause us to modify our approach to enter the opportunity with a technological component as a sub-contractor. Due to the No Child Left Behind Law this is currently a very active market where we are well positioned.

Business Process Outsourcing is a $13 billion market and the competition is well established, however the expertise and experience at Scan-Optics allows us to provide a defined lower cost benefit for the client. Our client base has required improved efficiencies over the years that we have supplied. Our clients have generally received long term benefits based on short "payback" periods of 18 months to 2 years, which we can make our advantage as we market the solutions based on transaction based pricing versus integrated systems pricing.

Over 50% of the revenue generated by the Access Services Division is derived from post installation hardware and software services on Scan-Optics integrated systems. Due to the proprietary nature of these integrated systems, this division faces little competition for this business. The majority of the remaining revenue is generated by the field repair of electro-mechanical devices manufactured by third-party equipment manufacturers, primarily of scanner products, that do not have there own field maintenance staff. The division competes with other third party maintenance providers for this revenue by using its reputation for quality, which has been generated from the strict adherence to its ISO9001:2000 quality process manual and its 35 years of experience in providing scanner repair.


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

In 2003, we completed our transition to ISO9001:2000 and obtained certification in May 2003. We initially targeted October 2003 to complete our 2000 certification, but through teamwork and corporate commitment enterprise-wide, Scan-Optics achieved certification five months earlier than the target date.

In 2004, we continued to monitor and maintain our Quality System through internal audits, corrective and preventive actions and continuous improvement initiatives. Our next third party surveillance audit is scheduled for April 2005.


PATENTS

The Company currently has nine United States patents in force, which expire between 2005 and 2022, and two patents pending. The patents are on mechanical systems, electronic circuits, electronic systems and software algorithms, which are used throughout the product lines. The Company values the investments made in new technology and attempts to protect its intellectual property. The Company expects to continue to apply for patents on its new technological developments when it believes they are significant. In November 1997, the Company licensed a patent to Imaging Business Machines, LLC for use in an image transport designed for processing airline tickets. In 1999, this same patent was licensed to Nale Corporation for use on its paper handling transports. In 2000, the Company filed for a patent for gray scale OMR used in test scoring applications. In 2001, the Company received the patent for the ultrasonic overlapping document detection system for our scanners.


EMPLOYEES

As of December 31, 2004 the Company employed 183 people, including 16 with administrative responsibilities, 12 in marketing and sales, 98 in software and service activities, 9 in engineering and 48 in manufacturing capacities. The
Company considers its employee relations to be good. The Company has not experienced any work stoppages.


FUNDED DEVELOPMENT AGREEMENTS

During 2004, 2003 and 2002, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $79,000, $200,000 and $43,000, respectively. These revenues offset the related costs incurred for this development. The Company owns the technology developed under these contracts. No royalties or other consideration is required as part of these agreements.

EFFECTS OF ENVIRONMENTAL LAWS

The effect of federal and state environmental regulations on the Company's operations is insignificant.


BUSINESS SEGMENTS

The Company views its business in three distinct operating segments: Solutions and Products, Access Services and Contract Manufacturing Services. Revenues are used by management as a guide to determine the effectiveness of the individual segment. The Company manages its operating expenses through a traditional functional perspective and, accordingly, does not report operating expenses on a segment basis.

                                                           Year Ended December 31
(thousands)                                   2004                      2003                     2002
---------------------------------------------------------------------------------------------------------
Revenues
  Solutions and products                  $    15,886           $        21,108           $      16,376
  Access services                              10,933                    10,563                  11,499
  Contract manufacturing services               1,922                       410                   1,466
                                          ---------------------------------------------------------------
    Total revenues                             28,741                    32,081                  29,341

Cost of solutions and products                 12,528                    13,407                  10,715
Service expenses                                8,980                     8,813                   8,539
                                          ---------------------------------------------------------------

    Gross profit margin                         7,233                     9,861                  10,087

  Operating expenses, net                      10,931                     9,017                   9,064
                                          ---------------------------------------------------------------
Income (loss) before income taxes         $    (3,698)          $           844           $       1,023
                                          ===============================================================
Total assets                              $    24,338           $        26,073           $      26,406
                                          ===============================================================
Total  expenditures  for  additions
to long-lived assets                      $       329           $           173           $          79
                                          ===============================================================


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

Export sales by geographic area (based on the location of the customer) were as follows:

(thousands)             2004                      2003                         2002
-----------------------------------------------------------------------------------------------
Latin America    $        82    2 %       $        124     12 %        $         72    24 %
Europe                   161    5                           0                   149    49
Pacific Rim            3,302   93                  944     88                    81    27
                -------------------------------------------------------------------------------
                 $     3,545  100 %       $      1,068    100 %        $        302   100 %
                ===============================================================================

Export sales represented 22%, 5%, and 2% of the Solutions and Products Segment revenues for the three years ended December 31, 2004, 2003, and 2002, respectively. There are no exports sales derived from the Company's Access Services Segment or Contract Manufacturing Services Segment.


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


ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2004, the Company had settled all outstanding claims and contingencies pending during 2004 with no significant effect on cash flows or operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters during the fourth quarter of 2004 to a vote of the stockholders.

                                     PART II


ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON STOCK MARKET PRICES AND DIVIDENDS

The following is a two-year history of Common Stock prices for each quarter. The table sets forth the high and low closing quotations per share for the periods indicated of the Common Stock on the Over-the-Counter Bulletin Board based upon information provided by the National Association of Securities Dealers, Inc. The closing quotations represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions. There were 901 stockholders of record at December 31, 2004.


Quarter Ended          March 31                  June 30                 September 30               December 31
                  High         Low          High          Low         High         Low          High        Low
-----------------------------------------------------------------------------------------------------------------
2004             $  .80       $  .46       $  .70       $  .28        $  .43      $  .22       $  .30     $  .18
2003             $  .35       $  .25       $  .65       $  .27        $  .74      $  .50       $  .70     $  .45


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


On August 6, 2004, the Company issued an aggregate of 34,425,345 shares of its common stock, $.02 par value (the "Shares") to lenders affiliated with Patriarch Partners, LLC (the Lenders), in a recapitalization pursuant to a Second Amended and Restated Subscription and Repurchase Agreement dated as of August 6, 2004 between the Company and the Lenders. The issuance of Shares to the Lenders is a key component of a comprehensive financial restructuring arrangement with the Lenders commenced as of March 30, 2004 pursuant to the terms of a Third Amended and Restated Credit Agreement between the Company and the Lenders. The terms of the purchase and sale are discussed under "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operation - Liquidity and Capital Resources." The transaction was made pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - SELECTED FINANCIAL DATA

SCAN-OPTICS, INC. AND SUBSIDIARIES
FIVE YEAR SUMMARY OF OPERATIONS

SELECTED FINANCIAL DATA

(thousands, except share data)                       2004           2003            2002           2001             2000
---------------------------------------------------------- --------------- --------------- ---------------- ---------------
Total Revenues                            $       28,741   $       32,081  $      29,341   $      30,740    $     38,302
                                          ================ =============== =============== ================ ===============

Income (loss) before income taxes                (3,698)              844          1,023          (6,280)        (17,709)

Income taxes (benefit)                               71             (142)             81              33              61
                                          ---------------- --------------- --------------- ---------------- ---------------

Net Income (Loss)                         $      (3,769)   $          986  $         942   $      (6,313)   $    (17,770)
                                          ================ =============== =============== ================ ===============

Basic earnings (loss) per share           $        (.18)   $          .14  $         .13   $        (.90)   $      (2.53)
                                          ================ =============== =============== ================ ===============

Basic weighted-average shares                 20,890,686        7,026,232      7,026,232       7,026,232       7,025,064
                                          ================ =============== =============== ================ ===============

Diluted earnings (loss) per share         $        (.18)   $          .13  $         .13   $        (.90)   $      (2.53)
                                          ================ =============== =============== ================ ===============

Diluted weighted-average shares               20,890,686        7,806,491      7,317,437       7,026,232       7,025,064
                                          ================ =============== =============== ================ ===============

SELECTED BALANCE SHEET DATA
Total assets                              $       24,338   $       26,073  $      26,406   $      27,380    $     36,513
Working capital (deficit)                          2,912            4,957          5,394           4,184          (9,833)
Long term obligations                             11,142            9,379         10,428          11,397
Mandatory redeemable preferred stock                 855            4,286          4,054           3,800
Total stockholder's equity                         2,314            2,443          1,383             360           4,307


The Company has not paid any dividends for the five-year period ended December 31, 2004.

The above financial data should be read in conjunction with the related consolidated financial statements and notes thereto.

Certain  amounts  have  been   reclassified  to  conform  to  the  current  year
presentation.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known or unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to those set forth below. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2004 of approximately $11.6 million by $.1 million. The Company completed a recapitalization on August 6, 2004 (see "-Liquidity and Capital Resources" and Note F to the Company's Consolidated Financial Statements for further details), and as a result the Company's lenders have acquired a significant voting control and accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. Further, the Company's business could be adversely affected by technological changes.

Overview
The Company reported net loss for the year of $3.8 million or $.18 per share, compared to a net income of $1 million, or $.13 per diluted share, for 2003. The Company's ability to effectively address these issues will have a direct impact on its operating results, its ability to generate sufficient cash to fund operations and its ability to comply with existing debt covenants. The Company's operating results for 2004 were significantly adversely affected compared to 2003 by certain non-recurring and transitional events, including the settlement of outstanding litigation, the phasing out of the sale of the Company's mature line of 9000 Series scanners, the phased market introduction of varied models of the Company's new generation of SO Series scanners, and the development of new channels of distribution for the Company's hardware and software. During 2004 the Company executed a financial restructuring and recapitalization that was approved at the annual meeting on July 15, 2004. See "Liquidity and Capital Resources" and Note F to the Company's Consolidated financial statements under

Item 8 of this Form 10-K. The Company continued its investment in research and development for a new image scanning platform in 2004 and introduced the first product in the SO series family during the AIIM trade show in March 2004. The SO product earned "Best in Show Award" for high-end image scanners. This success was followed by the installation of the in-line OCR version in the fourth quarter of 2004. This image scanner family was designed to satisfy the requirement of our very sophisticated customer base but is also scalable to provide excellent price performance in the competitive market space.

The Company has three major initiatives currently underway to develop sources of revenue growth and profitability. The first is to capitalize on the SO series investment and generate significant sales revenues in the high-end image scanner market both domestically and internationally. In 2004 the Company introduced its entry into the Business Process Outsourcing marketplace with initial contracts in state tax processing, warranty registration forms processing, knowledge management and business continuation services. The Company is also focused on the assessment market with "solution" content. Currently on hold is activity to add long term value through the acquisition of key strategic services or enterprises. The inability of the Company to carry out these initiatives could have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of its high-speed image transports. The Company has expanded its target market approach to include value-added resellers and distributors. It has also expanded its market coverage to include International distributors in Japan and other countries.

The second initiative is Business Process Outsourcing ("BPO") Services that offer the market access to the Company's technology and systems on a transaction basis. The Company's' BPO Services provide a low-risk, cost-effective solution for customers with requirements for document conversion services, business continuation services, knowledge management or business process outsourcing. The BPO services offer customers a high quality, ISO9001 2000 certified, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, and further leveraging software skills, resources and process controls.

The third initiative is the solution focus in the assessment market. Fueled by the No Child Left Behind law, Scan-Optics has experienced significant success in this market adding significant value with our proprietary software solutions and high performance image and optical mark read (OMR) scanners.

The Access Services Division continues to provide critical support capability to customers as well as other third parties where they provide services. Through the division's 120 technical service representatives, including employees and contractors, strategically located throughout the US, the Company believes that it can provide high quality, cost effective maintenance to its existing customer base as well as new accounts.

While the Company is principally focused on achieving consistent profitability with its existing operations, the Company may consider acquiring key strategic products or enterprises. Acquisitions will be considered based upon their individual merit and benefit to the Company.

RESULTS OF OPERATIONS - 2004 VS. 2003

Total revenues decreased $3.3 million or 10% from 2003 to 2004.

Hardware and software revenue decreased $4.2 million or 26% from the prior year. North American sales decreased $3.2 million or 28%. Total international sales
increased  to  $3.5   million  in  2004   compared  to  $1.1  million  in  2003.
International sales in the Pacific Rim increased to $3.3 million due to significant scanner systems orders and spare parts sold to the Company's distributor in Japan. Sales to Europe and Latin American increased to $.2 million in 2004 compared to $.1 million in the prior year. The Company has phased out the sale and production of its mature line of 9000 Series scanners, while introducing to the market, in phases, varied models of the Company's new generation of SO Series scanners and developing new channels of distribution for the Company's hardware and software, which concurrent activities accounted for a majority of the decreased hardware and software revenue.

Professional services revenue increased to $5.9 million ($.5 million or 8% from 2003 to 2004) mainly due increased solution sales to the Company's target customer base.

Access services revenue increased to $10.9 million ($.4 million or 4% from 2003 to 2004). Commencing in the fourth quarter of 2004, revenues on contracts that are not expected to be activated are recognized over the estimated final term for which the Company may possibly be required to perform. Under this change in accounting estimate, the Company recognized $.4 million revenues on contracts for which its obligation to perform is remote. Other increases in revenue from the Company's third party maintenance business were offset by a decline in proprietary maintenance contracts.

Cost of hardware and software revenue gross margin for 2004 was 19% compared to 33% for 2003 and reflects the start up phase of the new SO Series scanners. The gross margin in 2004 included a provision of $.5 million for slow-moving inventory.

Cost of professional services revenue gross margin in 2004 was 52%, as compared to 50% in 2003. The change was mainly due to increased sales volume which results in higher utilization rates for available resources.

Cost of Access services revenue gross margin was 18% in 2004 compared to 17% in 2003 reflecting higher sales volume and a relatively fixed cost structure. Gross margin in 2004 was effected by a $.3 million provision for slow-moving inventory related to the United Kingdom.

Sales and marketing expenses decreased $.1 million or 4% from 2003, principally due to lower salary and commission expenses partially offset by increased advertising expense.

Research and development expenses increased $.7 million or 54% from 2003 mainly due to higher salary and external consulting costs in 2004. These costs were lower in 2003 due to the capitalization of certain software development costs.

General and administrative expense increased $1.2 million or 34% from 2003. The increase reflects a $.5 million provision for accounts receivable as a result of the settlement of a legal action. The remaining portion of the increase is mainly due to increased legal fees of $.2 million, stock option expense of $.2 million, health insurance claims expense of $.2 million and other expenses.

Interest expense of $.9 million remained consistent with 2003. The weighted average interest rate was 7.3% in 2004 compared to 4.8% in 2003. The increase in the weighted average interest rate is due to accretion on the $1.5 million term loan working capital facility for which the Company is obligated to repay $2 million at maturity.

Other income decreased $.1 million from 2003. In 2003, the Company recognized as other income on $.1 million for previously recorded liabilities that were no longer due or had been settled for amounts less than that previously recorded.

Income tax expense increased $.2 million from 2003 mainly for state income and foreign taxes.



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

Sales and marketing expenses increased $.2 million or 6% from 2002, principally due to an increased use of outside services related to the Company's new website as well as increases in consulting services related to an effort to expand into the federal government market, and increased trade show activity.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2004 of $.5 million decreased $0.1 million from December 31, 2003.

Outstanding borrowings increased $3.6 million to $11.6 million at December 31, 2004 from $8.0 million at the end of 2003. The available balance on the line of credit was $1.5 million at December 31, 2004. As of December 31, 2004, the Company is in compliance with all financial covenants. The Company anticipates meeting its current obligations and other resource needs in 2005 with funds generated through operations and its available line of credit. However, Underachieved operating results could adversely effect the Company's ability to remain in compliance.

On August 6, 2004, the Company completed a recapitalization with its lenders, Patriarch Partners LLC, (the Lenders) after obtaining stockholder approval at the Company's July 15, 2004 annual meeting. The recapitalization included, among other terms, the cancellation of $3.8 million of mandatorily redeemable Series B preferred stock, including accrued dividends, and warrants for 33.2% of the Company's outstanding common stock on a fully-diluted basis, both held by the Lenders, in exchange for the issuance of 34,425,345 shares of common stock of the Company (or 79.8% of the Company's outstanding common stock on a fully-diluted basis, subject to dilution for certain compensatory stock options granted by the Company) to the Lenders. In addition:

            * The Company's secured term and revolving debt was exchanged for a $9.0 million term loan and a $2.5 million revolving loan. The new term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity. Borrowings accrue interest at a rate of prime plus 2%.

            * An additional $1.5 million term loan working capital facility was made available to the Company, with the Company obligated to repay $2 million at maturity. (Interest is being accreted such that the carrying amount of this loan at maturity will be $2 million.) This loan accrues interest at the prime rate.

            * The Company's financial covenants with respect to backlog, capital expenditure and EBITDA were modified.

            * Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended through March 30, 2007.

The Company believes that the 2004 loan restructuring will allow execution of the Company's business plan through the term of the credit agreement by reducing required short-term payments under the borrowing arrangements with the Lenders and increasing available funds through the working capital term loan facility, thereby enhancing the Company's ability to invest in its business, by lowering the thresholds of the financial covenants and by extending loan maturities through March 2007.

The Company's significant contractual obligations and commitments that impact its liquidity as of December 31, 2004 follow:

Contractual Obligations                                 Payments Due by Period
-----------------------------------------------------------------------------------------------------
                                                     Less
                                                    than 1          1 - 3       4 - 5       After 5
(thousands)                             Total        year           years       years        years
------------------------------------------------ ------------ ------------- ------------ ------------
Notes payable                     $     11,605   $     1,000  $     10,605
Redeemable preferred stock                 855                         855
Executive insurance agreement              359            50           100  $       100  $       109
Capital leases                             225            84           141
Operating leases                         1,262           450           552          104          156
                                  -------------- ------------ ------------- ------------ ------------
Total contractual
     cash obligations             $     14,306   $     1,584  $     12,253  $       204  $       265
                                  ============== ============ ============= ============ ============


Operating activities used $2.2 million of cash in 2004 compared to providing $3.0 million in 2003. Non-cash expenses in 2004 were $4.2 million compared to $2.6 million in 2003. The non-cash items relate to depreciation, amortization of customer service inventory and software license, and provisions for losses on accounts receivable and slow-moving inventory. These and other components of operating activities are discussed below.

Net accounts receivable and unbilled receivables decreased $1.8 million from December 31, 2003 due principally to lower sales in the second half of 2004, $14.5 million, as compared to the second half of 2003, $15.8 million and provision for losses on accounts receivable of $.6 million.

Total  inventories  increased  $.2  million  from  2003  levels.   Manufacturing
inventories increased $.8 million during the year due to an increase in materials and component parts of $1.2 million and a decrease in work-in-process inventory of $.4 million. Finished goods inventory remained consistent with prior year levels. The increase in materials and component parts is mainly due to the ongoing production schedule for the SO Series scanner in first quarter of 2005 as compared to the initial product launch schedule of the SO Series scanner in early 2004. Customer service inventory decreased for the year by $.6 million, which was mainly attributable to the amortization of spare parts.

Net plant and equipment decreased $.1 million in 2004. This net decrease is due to depreciation of $.4 million, partially offset by additions of $.3 million. No significant additions are planned for 2005.

Accounts payable increased $.5 million over December 31, 2003 relating to the timing of payments.

Notes payable to bank increased $3.6 million as a result of borrowing against the Company's available line of credit to fund increased production schedules for the SO Series scanner and general corporate needs. Salaries and wages decreased $.8 million from 2003 mainly due to the absence of a bonus accrual at December 31, 2004.

Deferred revenue increased $.6 million as a result of the increase in annual and quarterly maintenance billings that are subsequently recognized in revenue over the maintenance period covered by the billing.

Customer deposits decreased $.8 million due mainly to large orders in 2003 that contained deposit requirements as part of the contract which were not replicated in the fourth quarter of 2004.

Other current liabilities decreased $.3 million due mainly to a $.3 million decrease in various accrued expenses.

Other long term liabilities decreased $.9 million mainly due to the conversion of operating leases totaling $.8 million into preferred stock as part of the debt restructuring effective August 6, 2004.

OTHER MATTERS

New Accounting Standards

Refer to Note B of the Notes to Consolidated Financial Statements in Item 8 for a discussion of new accounting pronouncements and the potential impact on the Company's consolidated financial statements.


Critical Accounting Policies

The policies discussed below are considered by management to be critical to an understanding of the financial statements because their application places the most significant demands on management's judgement, with financial reporting results relying on estimations about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs.

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

Inventories - slow-moving and obsolete: The Company performs regular reviews for excess and obsolete manufacturing inventories to determine if the inventory valuation allowances are adequate to cover the value of parts deemed excess or obsolete. The review is based upon current inventory levels, expected product sales over the next twelve to twenty four months and Access Services requirements for spare parts. Should the Company not achieve expected product sales or if Access Services parts requirements should change, future losses may occur through the requirement of additional reserves for excess and obsolete inventory. The spare parts are amortized over four years and the carrying amounts are reviewed periodically for appropriateness.

Long-lived assets: The Company records impairment losses on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than net book value. The Company also evaluates the amortization periods of long-lived assets, to determine whether events or circumstances warrant revised estimates of useful lives. If the business plan's operating results, the Company used to calculate the undiscounted cash flows are not achieved, a potential impairment could result with a write-down of the carrying value of long-lived assets required.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 30, 2004, the Company completed a total debt restructuring (see "Liquidity and Capital Resources" for further information); however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at December 31, 2004 of approximately $11.6 million by $.1 million.

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

        REPORT of UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Stockholders and Board of Directors
Scan-Optics, Inc.


We have audited the accompanying consolidated balance sheet of Scan-Optics, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ UHY LLP

Hartford, Connecticut
March 18, 2005

   REPORT of ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Stockholders and Board of Directors
Scan-Optics, Inc.


We have audited the accompanying consolidated balance sheets of Scan-Optics, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for 2003 and 2002 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scan-Optics, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


Hartford, Connecticut
March 26, 2004

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                           December 31
(thousands, except share data)                                    2004                      2003
-------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                 $      477               $       585
  Accounts receivable less allowance of $238 in 2004
         and $1,134 in 2003                                      4,314                     6,043
  Unbilled receivables - contracts in progress                     298                       415
  Inventories                                                    7,461                     7,282
  Prepaid expenses and other                                       389                       597
                                                           --------------------------------------
    Total current assets                                        12,939                    14,922


Equipment and Leasehold Improvements:
  Equipment                                                      3,386                     3,682
  Leasehold improvements                                         4,089                     4,010
  Office furniture and fixtures                                    557                       745
                                                           --------------------------------------
                                                                 8,032                     8,437
  Less accumulated  depreciation and amortization                7,095                     7,422
                                                           --------------------------------------
                                                                   937                     1,015



Goodwill                                                         9,040                     9,040
Other assets                                                     1,422                     1,096
                                                           --------------------------------------

Total Assets                                                $   24,338               $    26,073
                                                           ======================================

                                                                                            December 31
(thousands, except share data)                                                         2004               2003
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $      2,822        $      2,323
  Note payable                                                                        1,000
  Salaries and wages                                                                    702               1,484
  Taxes other than income taxes                                                         641                 758
  Income taxes                                                                           68                 189
  Deferred revenue                                                                    3,408               2,787
  Customer deposits                                                                     143                 929
  Other                                                                               1,243               1,495
                                                                             ------------------------------------
    Total current liabilities                                                        10,027               9,965

                    Notes payable                                                    10,605               7,989
  Other liabilities                                                                     537               1,390
  Mandatory redeemable preferred stock, at redemption value:
    Series B, 3,800,000 shares issued and outstanding                                                     4,286
    Series I, 420,857 shares issued and outstanding                                     855
                                                                                 ------------        ------------
    Total Liabilities                                                                22,024              23,630

Stockholders' Equity
  Preferred stock, par value $.02 per share, authorized
    5,000,000 shares
  Common stock, par value $.02 per share:
    authorized 65,000,000 shares; 41,865,077 issued
      at December 31, 2004 and 7,439,732 issued
        at December 31, 2003, including treasury shares                                 837                 149
  Capital in excess of par value                                                     41,651              38,354
  Accumulated retained-earnings deficit                                            (36,339)            (32,570)
  Accumulated other comprehensive loss - currency
    translation adjustment                                                          (1,189)               (844)
                                                                             ------------------------------------
                                                                                      4,960               5,089

    Cost of common stock in treasury, 413,500 shares                                (2,646)             (2,646)
                                                                             ------------------------------------
      Total stockholders' equity                                                      2,314               2,443
                                                                             ------------------------------------
  Total Liabilities and Stockholders' Equity                                   $     24,338        $     26,073
                                                                             ====================================
See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31
(thousands, except share data)                               2004           2003            2002
------------------------------------------------------------------------------------------------------
Revenues
     Hardware and software                             $      11,883   $     16,044  $       11,292
     Professional services                                     5,925          5,474           6,550
     Access services                                          10,933         10,563          11,499
                                                       --------------- ------------- -----------------
         Total revenues                                       28,741         32,081          29,341

Costs of Revenue
     Hardware and software                                     9,655         10,690           7,816
     Professional services                                     2,873          2,717           2,899
     Access services                                           8,980          8,813           8,539
                                                       --------------- ------------- -----------------
         Total costs of revenues                              21,508         22,220          19,254

     Gross Profit                                              7,233          9,861          10,087

Operating Expenses
     Sales and marketing                                       3,327          3,455           3,273
     Research and development                                  1,955          1,267           1,798
     General and administrative                                4,787          3,572           3,566
     Interest                                                    867            856             846
                                                       --------------- ------------- -----------------
         Total costs and expenses                             10,936          9,150           9,483
                                                       --------------- ------------- -----------------

Operating income (loss)                                       (3,703)           711             604

Other income, net                                                  5            133             419
                                                       --------------- ------------- -----------------

Income (loss) before income taxes                             (3,698)           844           1,023

     Income taxes (benefit)                                       71           (142)             81
                                                       --------------- ------------- -----------------

Net Income (Loss)                                      $      (3,769)  $        986  $          942
                                                       =============== ============= =================

Basic earnings (loss) per share                        $        (.18)  $        .14  $          .13
                                                       =============== ============= =================

Basic weighted-average shares                             20,890,686      7,026,232       7,026,232
                                                       =============== ============= =================

Diluted earnings (loss) per share                      $        (.18)  $        .13  $          .13
                                                       =============== ============= =================

Diluted weighted-average shares                           20,890,686      7,806,491       7,317,437
                                                       =============== ============= =================

See accompanying notes.

SCAN-OPTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

                                                                    Accumulated      Accumulated
                                  Common Stock         Capital in     Retained-          Other
(thousands, except share data)  -----------------       Excess of     Earnings       Comprehensive   Treasury
                                Shares    Amount       Par Value      Deficit            Loss         Stock           Total
------------------------------------------------------------------------------------- -------------- ------------- -------------
Balance January 1, 2002        7,439,732   $ 149      $  38,354     $ (34,498)        $  (999)       $ (2,646)     $     360

Net income                                                                942                                            942
Currency
   translation                                                                             81                             81
   adjustments
                                                                                                                   -------------
Comprehensive income                                                                                                   1,023
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2002      7,439,732     149         38,354       (33,556)           (918)         (2,646)         1,383

Net income                                                                986                                            986
Currency translation
   adjustments                                                                             74                             74
                                                                                                                   -------------
Comprehensive income                                                                                                   1,060
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2003      7,439,732     149         38,354       (32,570)           (844)         (2,646)         2,443

Net loss                                                               (3,769)                                        (3,769)
Currency translation
   adjustments                                                                           (345)                          (345)
                                                                                                                   -------------
Comprehensive loss                                                                                                    (4,114)
Exchange of common stock for
   debt                       34,425,345     688          3,712                                                        4,400
Common stock issuance costs                                (606)                                                        (606)
Fair value of stock options
issued to non-employees                                     191                                                          191
--------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 2004     41,865,077   $ 837      $  41,651     $ (36,339)        $(1,189)       $ (2,646)     $   2,314
================================================================================================================================

See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Year Ended December 31
(thousands)                                                                    2004                 2003                  2002
------------------------------------------------------------------------------------- --------------------- --------------------
Operating Activities
     Net income (loss)                                            $          (3,769)   $            986      $            942
         Adjustments to reconcile net income (loss) to net
            cash provided (used) by operating activities:
         Depreciation                                                           404                 426                   425
         Amortization of customer service inventory and
             development costs                                                2,134               1,885                 2,355
         Amortization of deferred debt costs                                    119
         Accretion of interest on debt                                          105
         Accretion of interest on preferred stock                               128                 486                   254
         Fair value of common stock options granted to
             non-employees                                                      191
         Provision for losses on accounts receivable                            567                  22                    35
         Provision for slow-moving inventory                                    527                                        50
         Reversal of previously recorded liabilities                                               (183)                 (369)
         Changes in operating assets and liabilities:
             Accounts receivable                                              1,279                (549)                 (668)
             Inventories                                                     (2,648)                (28)               (2,634)
             Prepaid expenses and other                                         208                  (6)                  (87)
             Accounts payable                                                   499                 232                  (819)
             Accrued salaries and wages                                        (782)                457                  (353)
             Taxes other than income taxes                                     (117)                257                   (23)
             Income taxes                                                      (121)                144                    40
             Deferred revenue                                                   621                 570                   116
             Customer deposits                                                 (786)               (379)                  801
             Other                                                             (767)             (1,283)                 (233)
                                                                  ------------------- --------------------- --------------------
        Net cash provided (used) by operating activities                     (2,208)              3,037                  (168)

Investing Activities
     Acquisition related settlement                                                                                       209
     Purchases of plant and equipment, net                                     (329)               (173)                  (79)
                                                                  ------------------- --------------------- --------------------
        Net cash provided (used) by investing activities                       (329)               (173)                  130

Financing Activities
     Debt and equity transaction costs                                       (1,082)
     Proceeds from borrowings                                                 5,711               7,650                 4,376
     Principal payments on borrowings                                        (2,200)            (10,203)               (5,726)
                                                                  -------------------- -------------------- --------------------
        Net cash provided (used) by financing activities                      2,429              (2,553)               (1,350)

Increase (decrease) in cash and cash equivalents                               (108)                311                (1,388)
Cash and cash equivalents at beginning of year                                  585                 274                 1,662
                                                                  -------------------- -------------------- --------------------
Cash and Cash Equivalents at End of Year                          $             477    $            585     $             274
                                                                  ==================== ==================== ====================

Supplemental Cash Flow Information
Interest paid                                                     $             626    $            732     $             667
                                                                  ==================== ==================== ====================
Income taxes paid                                                 $             126    $             24     $              44
                                                                  ==================== ==================== ====================
See accompanying notes.


SCAN-OPTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

Scan-Optics, Inc. and its subsidiaries (collectively, the Company) combine technology, experience and expertise to develop cost-effective solutions for applications that include government, insurance, assessment, transportation, financial and order entry. The Company's systems, software and services are marketed worldwide to commercial and government organizations either directly by the Company's sales organization or through distributors. The Company also markets with system integrators and specialized niche suppliers. The Company's business is vulnerable to a number of factors beyond its control. These factors include (1) the effect of a continued weakening in the domestic and international economies, which potentially impacts capital investments by customers, (2) the cyclical nature of funding within federal and state government agencies, (3) competition from similar products, (4) the implementation of other technologies, which may provide alternative solutions to customers, and (5) the stability of sole source suppliers.


NOTE B -  ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Scan-Optics, Inc. and its subsidiaries, all wholly-owned. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain amounts have been reclassified to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in them, including the accompanying notes. While management believes that the estimates and related assumptions used in the preparation of these financial statements are appropriate, actual results could differ from those estimates. Significant estimates included in the financial statements relate to asset valuation allowances for potentially uncollectible accounts receivable; slow-moving and obsolete inventories; and deferred income tax assets. Further, other significant estimates relate to revenue recognition

Foreign Currency Translation: All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations accounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive loss, a component of Stockholders' Equity.

Cash Equivalents: Highly liquid investments purchased with maturities of three months or less when purchased are considered cash equivalents.

Accounts Receivable and Revenue Recognition: Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract terms and conditions. When customers, under the terms of specific orders or contracts, request the Company to manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based on an acceptance test that is certified by the customer (Note O). When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists. Returns were not significant for any period presented. At December 31, 2004 two customers represented 30% and 17%, respectively, of accounts receivable. At December 31, 2003 one customer represented 33% of accounts receivable.

Revenues under systems integration and professional services contracts are recognized on a proportionate performance basis, based on the ratio of earned revenue to total contract price, after considering accumulated costs and estimated costs to complete each contract or when services have been performed and accepted, depending on the nature of the individual project. Under fixed price contracts, the Company may encounter, as has been the case with certain contracts in prior years, cost overruns caused by project management problems and the expense of hiring outside contractors to assist in project completions, as well as changes to previously agreed upon project designs. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the estimates indicate a loss on a particular contract, such a loss is provided for in the period it is identified. No significant losses were required to be provided for any period presented.

The Company provides maintenance services under contracts with terms ranging from nine to 36 months. Revenues on activated contracts are recognized over the term of the contract as the Company fulfills its obligation for performance. Commencing in the fourth quarter of 2004, revenues on contracts that are not expected to be activated are recognized over the estimated final term for which the Company may possibly be required to perform. Under this change in accounting estimate, the Company recognized $405,000 of revenues on contracts for which its obligation to perform is remote.

Accounts receivable are recognized when billed under the contract terms. Based on certain pre-negotiated contract terms billings may not coincide with revenue recognition. Revenues earned but not yet billable are shown as unbilled receivables until the customer is actually invoiced in accordance with the contract terms.

An allowance for potentially uncollectible accounts receivable is provided based on management's assessment of each customer's current financial condition, general economic and industry conditions and past experience. Accounts receivable are charged to the allowance when deemed uncollectible.

Inventories: Inventories of materials and component parts, and in-process and finished goods are stated at the lower of cost (first-in, first-out method) or market. The Company periodically provides for obsolete and slow-moving inventories based on historical usage, future requirements and anticipated demand. The fourth quarter of 2004 includes a provision of $527,000 for slow-moving inventory. As of December 31, 2004 allowances for obsolete and slow-moving inventories were $1,764,000 ($1,268,000 as of December 31, 2003). Service parts held and restricted primarily for customer use under maintenance contracts are amortized over four years. As such, service parts are stated at amortized cost which is reviewed periodically for reasonableness.

Equipment and Leasehold Improvements: Equipment and leasehold improvements are stated on the basis of cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the useful life of the improvements or the life of the lease, whichever is shorter.

Other Assets: Other assets consist primarily of capitalized software development costs and deferred debt costs. Certain internal and external software development costs are capitalized in accordance with FASB Statement No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. These costs are amortized on a straight-line basis over the estimated economic life of the software. Related amortization is greater than that computed on a units sold basis. Deferred debt costs are being amortized over the term of the debt.

Asset Impairment: Goodwill and other long-lived assets are reviewed at least annually for impairment or whenever facts and circumstances suggest they may be impaired. There were no impairments for any of the years presented.

Goodwill: Goodwill consists of the excess of cost over the fair value of identifiable net assets of businesses acquired. Goodwill is carried at cost, less amortization thereon to January 1, 2002; the carrying amount of goodwill is not in excess of its estimated recoverable amount.

Fair Value of Financial Instruments: The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair values of the revolving credit facility and term loan are determined using current interest rates for similar instruments, as of December 31, 2004 and 2003 and approximate the carrying value of these financial instruments.

Shipping Costs: Shipping costs are included in costs of revenue.

Advertising Costs: The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($171,000 in 2004, $10,000 2003, and $12,000 in 2002) are included in selling, general and administrative expenses.

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

Stock Based Compensation: The Company generally grants stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, Accounting for Stock-Based Compensation. Options granted to non-employees are recorded at fair value.

The Company recognized compensation expense of $191,000 in 2004 associated with options granted to non-employees.

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



                                                                                          Year Ended December 31
              (thousands, except per share amounts)                                  2004             2003            2002
              -------------------------------------------------------------- ---------------- --------------- ----------------

              Net income (loss), as reported                                 $    (3,769)     $        986    $        942
              Stock option expense                                                  (815)              (93)           (199)
                                                                             ---------------- --------------- ----------------
              Pro forma net income (loss)                                    $    (4,584)     $        893    $        743
                                                                             ================ =============== ================

              Basic earnings (loss) per share, as reported                   $      (.18)     $        .14    $        .13
              Stock option expense                                                  (.04)             (.01)           (.03)
                                                                             ---------------- --------------- ----------------
              Pro forma basic earnings (loss) per share                      $      (.22)     $        .13    $        .10
                                                                             ================ =============== ================

              Diluted earnings (loss) per share, as reported                 $      (.18)     $        .13    $        .13
              Stock option expense                                                  (.04)             (.01)           (.03)
                                                                             ---------------- --------------- ----------------
              Pro forma diluted earnings (loss) per share                    $      (.22)     $        .12    $        .10
                                                                             ================ =============== ================


The weighted-average fair value price of options granted was $.21, $.27 and $.34 for 2004, 2003, and 2002, respectively.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the valuation model were: expected life-10 years; risk free interest rate of 4%, 3%, and 7% for 2004, 2003, and 2002, respectively and expected volatility of .786, 1.102, and 1.39 for 2004, 2003, and 2002, respectively.

Earnings (Loss) Per Share: The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                                              Year Ended December 31
(thousands, except share data)                                        2004                    2003                   2002
                                                       ----------------------- ---------------------- ----------------------
Numerator:
     Net earnings (loss)                                   $       (3,769)         $           986        $           942
                                                       ======================= ====================== ======================

Denominator:
     Denominator for basic earnings (loss)
     per share (weighted-average shares)                        20,890,686               7,026,232              7,026,232

     Effect of dilutive securities:
     Employee stock options                                                                780,259                291,205
                                                       ----------------------- ---------------------- ----------------------

     Denominator for diluted earnings (loss)
       per share (adjusted weighted-average
       shares and assumed conversions)                          20,890,686               7,806,491              7,317,437
                                                       ======================= ====================== ======================

Basic earnings (loss) per share                            $         (.18)         $           .14        $           .13
                                                       ======================= ====================== ======================

Diluted earnings (loss) per share                          $         (.18)         $           .13        $           .13
                                                       ======================= ====================== ======================



New Accounting Pronouncements:

Statement of Financial Accounting Standards (FAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventories and expensed when incurred. FAS No. 151 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect this standard to have a material effect on its financial statements upon adoption.

FAS No. 123R, Share-Based Payment requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period be recognized as compensation cost over that period. FAS 123R is required for fiscal periods beginning after June 15, 2005. The Company has not yet attempted to evaluate the likely effects on its financial statements.

NOTE C - UNBILLED RECEIVABLES - CONTRACTS IN PROGRESS

Unbilled amounts in accounts receivable under contracts in progress were $.3 million and $.4 million at December 31, 2004 and 2003, respectively, and are recoverable from the customer upon completion of the phase or milestone. The Company estimates that substantially all unbilled amounts will be collected in 2005.


NOTE D - INVENTORIES

The components of inventories were as follows:
                                                               December 31
(thousands)                                                2004             2003
--------------------------------------------------------------------------------
Finished goods                                        $      57          $    57
Work-in-process                                             644            1,066
Service parts                                             2,713            3,291
Materials and component parts                             4,047            2,868
                                                      --------------------------
                                                      $   7,461          $ 7,282
                                                      ==========================

NOTE E - OTHER ASSETS

The following table summarizes other assets:



                                                           December 31,
                                                       2004          2003
                                                   -------------------------

Software development cost                          $     1,120   $      960
Deferred debt costs                                        476            -
Cash surrender value of life insurance policy              137          136
                                                   -------------------------
                                                         1,733        1,096
Accumulated amortization                                  (311)           -
                                                   -------------------------
                                                   $     1,422   $    1,096
                                                   =========================


The Company capitalized software development costs of $160,000 and $960,000 in 2004 and 2003, respectively. The Company commenced amortizing these costs in 2004 over a five year period. Total amortization of software development costs was $192,000 in 2004. In connection with the new credit agreement disclosed in Note F, the Company incurred $1,082,000 of transaction costs of which $476,000 were allocated to debt. These costs were deferred and are being recognized in expense over the three year term of the credit agreement. Total amortization of deferred debt costs was $119,000 in 2004.

The estimated aggregate amortization expense for each of the next five succeeding years follows: 2005 - $384,000, 2006 - $384,000, 2007 - $264,000,
2008 - $225,000, and 2009 - $28,000.

NOTE F - CREDIT ARRANGEMENTS


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

In the second quarter of 2004, the Company borrowed $1.5 million under the term loan working capital facility of the Credit Agreement. Such borrowings bear interest at prime. The Credit Agreement requires the Company to repay the borrowed amount plus $500,000 at March 30, 2007. The additional $500,000 is being expensed as interest and accreted to debt over the term of the loan.

As of December  31,  2004,  $1 million was  outstanding  under the $2.5  million
revolving  credit  facility  portion  of  the  Credit   Agreement.   Outstanding
borrowings bear interest at prime plus 2% and are due March 30, 2007.

As part of the Credit Agreement the Company is required to meet financial covenants with respect to backlog, capital expenditures and EBITDA. The Company is in compliance with the modified covenants.

On August 6, 2004, the Company completed a recapitalization with its Lenders, which had been approved by the Company's shareholders on July 15, 2004. The recapitalization included, among other terms, the cancellation of the $3.8 million of Mandatorily Redeemable Series B Preferred Stock, including dividends of $0.6 million and outstanding warrants held by the Lenders, in exchange for 34,425,345 shares of Common Stock. As such, the Lenders own 79.8% of the fully-diluted Common Stock of the Company at the date of issuance, subject to dilution for certain current and future compensatory stock options granted by the Company. Due to the compensatory stock options, 6,470,929 shares are redeemable if the 2001 executive options are exercised. The Company also issued an aggregate of 420,857 shares of 4% Series I Preferred Stock with a mandatory redemption on March 30, 2007 for $841,714 plus unpaid dividends at 4%.

Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended through March 30, 2007.

Borrowings under the Credit Agreement are secured by all of the Company's assets.



NOTE G - CAPITAL STOCK

An amended and restated certificate of incorporation was approved by the shareholders at the Company's annual meeting held July 15, 2004. As such, the total authorized capital stock of the Corporation is 70,000,000 shares consisting of 65,000,000 shares of Common Stock, par value $.02 per share and 5,000,000 shares of Preferred Stock, par value $.02 per share. As of December 31, 2004 420,857 shares of Preferred Stock have been designated as Series I, with dividends at 4%, and are outstanding.

On August 6, 2004, the Company issued 420,857 shares of Series I Preferred Stock in exchange for cancellation of lease obligations aggregating $842,000 that the Lenders acquired from the lessor. The Series I Preferred Stock and accrued 4% annual dividends are redeemable March 30, 2007. As of December 31, 2004 the carrying value of Preferred Stock is $855,000. Accumulated deferred dividends were $13,000 as of December 31, 2004.

The recapitalization which was effective August 6, 2004 included, among other terms, the cancellation of the 380,000 shares of $3.8 million mandatorily redeemable Series B Redeemable Preferred Stock, par value $.02, the cancellation of existing warrants exercisable for Common Stock held by the Lenders, and the issuance of 34,425,345 shares of Common Stock of the Company to the Lenders. There are 41,451,577 shares issued and outstanding as of December 31, 2004. There are also 413,500 shares of treasury stock.

At December 31, 2004, the Company had reserved 1,292,983 shares of common stock for the issuance or exercise of stock options.

NOTE H - STOCK OPTION PLANS

The Company has six stock option plans for key employees and board members. Options granted under the plans are for a period of ten years and at prices not less than 85% of the fair market value of the shares at date of grant. Options for employees are not exercisable for one year following the date of grant and then are exercisable in such installments during the period prior to expiration, as the Stock Option and Executive Compensation Committee shall determine. Options for senior management that were granted on December 31, 2001 as part of the total debt restructuring are not exercisable until six months after the grant thereof and certain other options granted in 2004 under the senior executive stock option plan were exercisable in full upon grant of such option. Options for Directors are also not exercisable until six months after the grant thereof. Options may be exercised from time to time, in part or as a whole, on a cumulative basis as determined by the Stock Option and Executive Compensation Committee under all stock option plans.

The following schedule summarizes the changes in stock options for each of the three years in the period ended December 31, 2004:



                                                                  Number of            Weighted              Option Price
                                                                   Shares           Average Price              Per Share
----------------------------------------------------------- ---------------------- ----------------- ------------------------------
Outstanding January 1, 2002 (782,261 exercisable)                       2,198,083  $          1.41   $    .24   to     $9.19
     Granted                                                               30,000              .34        .34   to       .34
     Canceled                                                           (236,800)             1.65        .24   to      9.19
                                                            ---------------------- ----------------- ------------------------------
Outstanding December 31, 2002 (1,869,142 exercisable)                   1,991,283             1.37        .24   to      9.19

2003 Activity
-------------
     Granted                                                              717,500              .29        .28   to       .55
     Canceled                                                            (56,100)             2.67        .31   to      3.88
                                                            ---------------------- ----------------- ------------------------------
Outstanding December 31, 2003 (1,970,183 exercisable)                   2,652,683             1.05        .24   to      9.19

2004 Activity
-------------
     Granted                                                            5,485,929              .25        .25   to       .66
     Canceled                                                         (1,153,608)              .90        .24   to      7.50
                                                            ---------------------- ----------------- ------------------------------
Outstanding December 31, 2004 (6,579,984 exercisable)                   6,985,004  $            .45  $    .24   to     $9.19
                                                            ====================== ================= ==============================


The weighted-average price of options exercisable was $.46, $1.31 and $1.43 at December 31, 2004, 2003, and 2002, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2004 was 9 years.



                         Options Outstanding                                                Options Exercisable
-------------------------------------------------------------------------    ------------------------------------------------------
                                                      Weighted
                                                      Average
                                                     Remaining          Weighted                                   Weighted
                                   Number           Contractual         Average                  Number             Average
Range of Exercise Prices        Outstanding         Life (Years)      Exercise Price        Exercisable         Exercise Price
---------------------------- ------------------- ------------------- ------------------  ------------------- ----------------------
$  .24 to $ .60                       6,540,671          9                  $      .25        6,135,651             $      .25
$  .61 to $1.50                         122,500          7                         .88          122,500                    .88
$1.51 to $3.75                          246,333          3                        3.39          246,333                   3.39
$3.76 to $9.19                           75,500          2                        6.98           75,500                   6.98
---------------------------- ------------------- ------------------- ------------------  ------------------- ----------------------
                                      6,985,004                                               6,579,984
                             ===================                                         ===================



At December 31, 2004 there were 3,470,511 options available for grant of which 261,500 were reserved for the Directors.


NOTE I - RESEARCH AND DEVELOPMENT AGREEMENTS

During 2004, 2003 and 2002, the Company completed a number of small custom development contracts for specific customers resulting in revenue of approximately $79,000, $200,000 and $43,000, respectively. These revenues offset the related costs incurred for this development. The ownership of these technologies remains with the Company. No royalties or other considerations are required as part of these agreements.


NOTE J - EMPLOYEE BENEFITS

The Company maintains a Retirement Savings Plan for United States employees. Under this plan, all employees may contribute up to 15% of their salary to a retirement account up to the maximum amount allowed by law. Starting in 1997, the Company contributed an amount equal to 50% of the first 6% contributed by the participant; in 2001, the employer match was increased to 67% of the first 6%. The Company's contributions to this plan were $378,000, $346,000 and $346,000, in 2004, 2003 and 2002, respectively. Effective January 15, 2005 the Company suspended its matching contribution.

The Company sponsors an Employee Stock Ownership Plan (the "Plan") covering substantially all full-time employees. The Plan, which is a tax qualified employee benefit plan, was adopted by the Board of Directors of the Company in 1988 to provide retirement benefits for employees. The Plan borrowed $1,325,000 to purchase 260,000 shares of the Company's stock to be allocated to participants ratably over a ten year period. The ESOP loan was guaranteed by the Company and the outstanding balance of the loan was repaid in 1991. At December 31, 1998, all shares had been allocated. The Company did not allocate any additional shares to the Plan in 2004, 2003 or 2002. The Company, at its discretion, may make annual allocations to the Plan in the future. There were no expenses related to the Plan in 2004, 2003 and 2002.

The Company terminated the Plan effective December 31, 2003; its assets are expected to be distributed in 2005. There will be no significant financial impact to the Company.


NOTE K - INCOME TAXES

At December 31, 2004, the Company has U.S. federal and state operating loss carry forwards of approximately $32,400,000 and $29,900,000 respectively. The U.S. federal and state net operating loss carry forwards expire from 2005 through 2024. In 2004 the Company's ability for utilization of net operating loss carry forwards was significantly restricted due to the change in control as a result of the recapitalization (see Note F for further details). At December 31, 2004, the Company has approximately $3,500,000 and $800,000 of net operating loss carry forwards for the United Kingdom and Germany, respectively. These loss carry forwards expire from 2005 through 2014. There are no net operating loss carry forwards for Canada.

A summary of income (loss) before income taxes follows:


                                                Year Ended December 31
(thousands)                                 2004           2003           2002
--------------------------------------------------------------------------------
Domestic                            $    (3,739)     $     708        $     811
Foreign                                       41           136              212
                                    --------------------------------------------
Income (loss) before income taxes   $    (3,698)     $     844        $   1,023
                                    ============================================

Income taxes (benefit) follow:
                                                Year Ended December 31
(thousands)                                 2004           2003           2002
--------------------------------------------------------------------------------
Current :
  State                               $       30     $      40        $      80
  Federal benefit                                        (321)
  Foreign                                     41           139                1
                                      ------------------------------------------
Total current                                 71         (142)               81

  Deferred                                    -             -                 -
                                      ------------------------------------------
Total                                 $       71      $  (142)        $      81
                                      ==========================================

Significant components of deferred income tax assets and (liabilities) follow:


                                                                                       December 31
(thousands)                                                                        2004               2003
-----------------------------------------------------------------------------------------------------------
 Deferred income tax assets:
   Net operating loss carry forward                                            $  13,890         $  12,109
   Alternative minimum tax credit carry forward                                      168               168
   Foreign equipment                                                                  92                92
   Inventories                                                                       807               584
   Bonus accrual                                                                                        26
   Accounts receivable allowance                                                      81               354
    Vacation accrual                                                                 202               183
   Other                                                                             110               109
                                                                               ---------------------------
      Total deferred income tax assets                                            15,350            13,625

Deferred income tax liabilities:
Goodwill                                                                           (511)             (175)
Plant and equipment                                                                (215)             (151)
                                                                               ---------------------------
      Total deferred income tax liabilities                                        (726)             (326)

Valuation allowance                                                             (14,624)          (13,299)
                                                                               ---------------------------
      Net deferred income tax                                                  $       -         $       -
                                                                               ===========================

A reconciliation of income taxes computed using the U.S. statutory rate to the provision (benefit) for income taxes follows:


                                                                                    Year Ended December 31
                                                                            2004                 2003                   2002
------------------------------------------------------------- ---------------------- --------------------- ----------------------
Federal income taxes at statutory rate                        $            (1,271)   $                287  $               348
    State income taxes, net of federal benefit                                  30                     66                   80
    Foreign income taxes                                                        41                     93
    Valuation allowance, net of deferred income
       tax adjustments                                                       1,271                  (382)                (348)
    Adjustment of tax reserves                                                                      (206)
    Other                                                                                                                    1
                                                              ---------------------- --------------------- ----------------------
Provision (benefit) for income taxes                          $                 71   $              (142)  $                81
                                                              ====================== ===================== ======================



The tax reserve decrease in 2003 of $206,000 or $.03 per diluted share is directly related to the reduction of potential tax exposures associated with certain state and foreign items.

NOTE L - LEASE COMMITMENTS

The Company's principal lease commitment is for its corporate office and manufacturing facility in Manchester, Connecticut. This lease expires on December 31, 2006. The Company also has capital leases for office equipment. Minimum rental payments for these noncancelable leases, with terms of one year or more as of December 31, 2004, follow:


(thousands) Operating Leases Capital Lease

2005                                        $   450                $     84
2006                                            448                      74
2007                                             52                      67
2008                                             52
2009                                             52
Thereafter                                      208
                                            --------------------------------
Total minimum lease payments                $ 1,262                     225
Amounts representing interest               =======                     (35)
                                                                   ---------
Present value of net minimum lease payments                        $    190
                                                                   =========

Rental expense for 2004,  2003, and 2002 was $445,000,  $470,000,  and $681,000,
respectively.

The cost of assets recorded under capital leases and accumulated depreciation thereon was $322,000 and $125,000 as of December 31, 2004 ($322,000 and $43,000,
at December 31, 2003). All assets under capital leases are classified as equipment. Amortization of assets recorded under capital leases is included in depreciation expense.

Long term capital leases are included in other long term liabilities on the balance sheet.


NOTE M - CONTINGENCIES

As of December 31, 2004, the Company had settled all outstanding claims and contingencies pending during 2004 with no significant effect on cash flows or operating results.

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


                                                                   Year Ended December 31
(thousands)                                                2004                      2003                     2002
----------------------------------------------------------------------------------------------------------------------

Revenues
  Solutions and products                              $     15,886           $        21,108           $      16,376
  Access services                                           10,933                    10,563                  11,499
  Contract manufacturing services                            1,922                       410                   1,466
                                                      --------------         -----------------         ---------------
    Total revenues                                          28,741                    32,081                  29,341

Cost of solutions and products                              12,528                    13,407                  10,715
Service expenses                                             8,980                     8,813                   8,539
                                                      --------------         -----------------         ---------------

    Gross profit margin                                      7,233                     9,861                  10,087

  Operating expenses, net                                   10,931                     9,017                   9,064
                                                      --------------         -----------------         ---------------

Income (loss) before income taxes                     $    (3,698)           $           844           $       1,023
                                                      ==============         =================         ===============

Total assets                                          $     24,338           $        26,073           $      26,406
                                                      ==============         =================         ===============
Total  expenditures  for  additions to long-lived
assets                                                $        329           $           173           $          79
                                                      ==============         =================         ===============

The Solutions and Products Division includes the sale of hardware and software products as well as professional services. Contract Manufacturing Services provides assembly and test services under contracts with customers who develop and sell a variety of equipment.

In 2004 the Company derived 11% of its total revenue from Mitsui & Co Ltd., one of the Company's distributors in Japan. In 2003, the Company derived 23% of its total revenue from Northrop Grumman, IT Inc. No other customer accounted for more than 10% of total revenue for any year presented.

The Company has international distributors located in 13 countries and covering six continents. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Changes in the economic climates of foreign markets could have an unfavorable impact on future international sales.

Export sales by geographic area (based on the location of the customer) were as follows:

                                                                       Year Ended December 31
(thousands)                                              2004                    2003                     2002
----------------------------------------------------------------------------------------------------------------------

Latin America                                  $           82      2%    $        124      12%    $         72    24%
Europe                                                    161      5                        0              149    49
Pacific Rim                                             3,302     93              944      88               81    27
                                             -------------------------------------------------------------------------
                                               $        3,545    100%    $      1,068     100%    $        302   100%
                                             =========================================================================


Export sales represented 22%, 5%, and 2% of the Solutions and Products Segment revenues for 2004, 2003, and 2002, respectively. There are no exports sales derived from the Company's Access Services Segment or Contract Manufacturing Services Segment.


NOTE O - BILL AND HOLD TRANSACTIONS

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance test that is certified by the customer. Revenues recorded during 2004, 2003, and 2002 included bill and hold transactions of $.1 million, $2.3 million and $1.3 million, respectively. Accounts receivable included bill and hold receivables of $.1 million at December 31, 2004. There were no accounts receivable associated with bill and hold transactions at December 31, 2003.

NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following is a summary of quarterly results of operations.


(thousands, except per share amounts)                     March          June           September          December
-------------------------------------------------------------------------------------------------------------------

2004
----
Revenues                                          $       7,333    $    6,878       $       6,187      $      8,343
Cost of product sales and service expenses                5,816         5,178               4,327             6,187
Net loss                                                  (712)       (1,619)               (663)             (775)
Basic earnings (loss) per share                           (.10)         (.23)               (.02)             (.02)
Diluted earnings (loss) per share                         (.10)         (.23)               (.02)             (.02)

2003
----
Revenues                                                  8,110         8,107               7,365             8,499
Cost of product sales and service expenses                5,527         5,374               5,227             6,092
Net income                                                  196           214                  12               564
Basic earnings per share                                    .03           .03                 .00               .08
Diluted earnings per share                                  .03           .03                 .00               .07



Fourth quarter 2004 net loss of $775,000 includes a provision for slow moving inventory adjustment of $527,000 or $.01 per share. In addition, the Company recognized $405,000 or $.01 per share of revenue applicable to a change in accounting estimate for revenues on maintenance service contracts for which the Company's obligation to perform is remote.

The second quarter 2004 net loss of $1,619,000 includes a $543,000 provision or $.07 per share for an account receivable as a result of the settlement of a legal action.

Fourth quarter 2003 net income of $564,000 includes a tax benefit of $206,000 or $.03 per share due to a reduction in the tax reserves.



NOTE Q - SUBSEQUENT EVENTS

On March 9, 2005, the Company received from attorneys representing James C. Mavel, the former Chief Executive Officer and President, a "notice of termination" pursuant to his Employment Agreement and asserting entitlement to severance compensation under the agreement. The Company intends to investigate the assertions promptly and raise all available defenses. While, based on currently available information, the Company does not believe that Mr. Mavel's claim to severance compensation is supported by the Employment Agreement or the facts, should Mr. Mavel's claim be supported, the Company believes that severance compensation would not exceed $1.3 million.

ITEM 9 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


Previously reported on Form 8-K filed October 13, 2004.




ITEM 9A - DISCLOSURE CONTROLS AND PROCEDURES
--------------------------------------------

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, as of the end of the period covered by this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made during any fiscal quarter in 2004 to the Company's internal controls or other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal controls and financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information pertaining to Directors and additional information pertaining to Executive Officers is included under the captions "Governance of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed under Regulation 14A for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference and made a part hereof.

EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT

Officers of the Company as of March 22, 2005 are set forth in the schedule below.

                                                                                             Officer
Name                                Age         Principal Occupation:                          Since
----------------------------------------------------------------------------------------------------
Logan Clarke, Jr.                   77          Acting Chief Executive Officer
                                                and President                                  2005

Joseph P. Crouch                    42          Vice President -
                                                Manufacturing Services Division                1999

Richard C. Goyette                  53          Vice President -
                                                Sales and Marketing                            1996

Richard D. Harris                   44          Corporate Secretary                            2001

Joel K. Howser                      57          Vice President -
                                                Software Development                           1998

Peter H. Stelling                   54          Chief Financial Officer, Vice
                                                President, Treasurer and                       2004
                                                Assistant Corporate Secretary

Paul M. Yantus                      43          Chief Operating Officer                        2005


Mr. Clarke has been a Director of Scan-Optics since 1981 and was appointed Acting Chief Executive Officer and President in March 2005. He had previously served as Interim Executive Director of Southeast Area Technology Center, a business incubator and revolving loan fund from 1995 to 1996, independent management consultant from 1990 to 1995, as Executive Vice President of Society for Savings, a savings bank, from 1986 to 1990, as Dean of the School of Management at The Hartford Graduate Center from 1983-1986 and a lecturer in management from 1979-1983. Prior to 1979, Mr. Clarke served in multiple senior management positions in the banking industry.

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

Mr. Yantus, joined the Company in 2005 as Chief Operating Officer. Prior to joining the Company, Mr. Yantus was a founder and President of Espire Marketing, Inc., a web-based solutions provider. Prior to founding Espire, Mr. Yantus served in various positions at MSX International, a company specializing in business process outsourcing and staffing, including Senior Vice President--Business Process Outsourcing and IT (2002-2003), Vice President--Business and Technology Services (2001-2002), and General Manager--Integrated Information Solutions (1999-2001). Prior to his employment with MSX International Mr. Yantus held senior positions at Danka and Lason Systems.


The executive officers are elected for a one year term effective at the conclusion of the Annual Meeting of Stockholders each year. There are no family relationships between any of the listed officers.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information is included in the Company's definitive proxy statement to be filed under Regulation 14A for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

For information with respect to the security ownership of the Directors and Executive Officers and related stockholders matters, see the Proxy Statement to be filed under Regulation 14A for the Company's 2005 Annual Meeting of Shareholders, which is incorporated by reference herein. The Company has six equity compensation plans as of December 31, 2004. See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information regarding these plans. The following table gives information about the Company's equity compensation plans as of December 31, 2004.



                                                                                                  Number of shares of Common
                                                                                                   Stock remaining available
                                                 Number of shares of                               for future issuance under
                                                 Common Stock to be         Weighted -average      equity compensation plans
                                               issued upon exercise of      exercise price of          (excluding shares
                                                outstanding options,      outstanding options,      reflected in the first
                Plan Category                    warrants and rights       warrants and rights              column)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by stockholders                          1,292,983                $      1.32                 2,654,472


Equity compensation plans not approved
by stockholders:
     Senior management options                          5,692,021                       .25                    816,039
                                              --------------------------------------------------------------------------
                                                        6,985,004                $      .45                  3,470,511
                                              ==========================================================================



The Company's equity compensation plan that was not approved by stockholders is the Senior Executive Stock Option Plan. Under the Plan, individuals who were senior executive officers of the Company as of December 31, 2001 were eligible to receive a grant of a non-qualified stock option to purchase one share of common stock for each dollar of such individual's annual salary as of December 31, 2001; provided, however, that the individual was required to remain employed until June 30, 2002 before the right to exercise the option accrued. The exercise price for such options was $0.24, the closing price of the common stock on December 31, 2001. This plan was amended and restated by our Board of Directors on April 26, 2004 to permit option grants to executive officers who were employed by Scan-Optics after December 31, 2001 and to make other certain changes to the plan and, effective upon the consummation of the recapitalization, to increase the number of shares available thereunder to 6,815,114 shares. Options were granted on April 26, 2004 to two individuals for an aggregate of 55,000 shares of common stock at $0.66, the closing price of the common stock on such date. In connection with the recapitalization, each holder of options ("Old Options") was granted additional options exercisable for 5.30 shares for each share issuable under the Old Options. When any options are exercised under the Senior Executive Stock Option Plan, the Lenders will transfer a like number of shares to the Company for their par value to cover the option exercise. In this way, only the Lenders, and none of the stockholders, will suffer dilution upon the exercise of such options. All options granted under the plan on December 31, 2001 were exercisable on the six month anniversary of the date of grant and all options granted thereafter were immediately exercisable in full as of the date of grant.


See Note H to the Notes to Consolidated Financial Statements of the Company included in this report for additional information.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

This information is included under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed under Regulation 14A for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

This information is included under the caption "Principal Accountant Fees and Services" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders and is incorporated by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) The following consolidated financial statements and report of independent auditors of the Company and its subsidiaries are included in Item 8:

     (1)  Report of UHY LLP, Independent Registered Public Accounting Firm

          Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

          Consolidated Balance Sheets at December 31, 2004 and 2003

          Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements - December 31, 2004

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

     (3)  Listing of Exhibits
          -------------------

         *3.1(a) Amended and Restated Certificate of Incorporation dated July 16, 2004 filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed November 12, 2004.


          3.1(b)  Certificate   of   Designations,   Preferences,   Rights   and
                  Restrictions for 4% Series I Redeemable Preferred Stock dated July 16, 2004.

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

         *+10.15 The Scan-Optics, Inc. Amended and Restated Senior Executive Stock Option Plan is filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q.

         *+10.16 The Scan-Optics, Inc. 2002 Incentive and Non-Qualified Stock Option Plan.

         *10.17 Third Amended and Restated Credit Agreement dated as of March 30, 2004 among Scan-Optics, Inc., the subsidiaries of Scan-Optics, the lenders parties thereto and Patriarch Partners Agency Services, LLC, as agent, filed as Exhibit
                  10.20 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2003.

         *+10.18 Executive Severance Agreement dated as of April 1, 2004, by and between the Company and Peter H. Stelling, filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 16, 2004.

         *+10.19 Scan-Optics, Inc. 2004 Incentive and Non-Qualified Stock Option Plan filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 16, 2004.

         *+10.20 Employment Agreement effective as of March 7, 2005 between the Company and Paul Yantus, filed as Exhibit 10.1 to a report on Form 8-K filed by the Company on March 10, 2005.

         *10.21 Second Amended and Restated Subscription Agreement and Repurchase Agreement dated as of August 6, 2004, between the Company and ARK CLO 2000-1, LIMITED, filed as Exhibit 99.1 to the Company's report on Form 8-K filed on August 6, 2004.

         *22. List of subsidiaries of the Company, included as Exhibit 10.8 in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

         23.1     Consent of UHY LLP, Independent Registered  Public  Accounting
                  Firm.

         23.2 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.


         31.1     Certificate of the Acting Chief Executive  Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification  of Acting Chief Executive  Officer  pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.


         * Exhibits so marked have heretofore been filed by the Company with the Securities and Exchange Commission and are incorporated herein by reference.

         + Management contract for compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.



         (b)      Reports on Form 8-K
                  --------------------

                  Report on Form 8-K was filed October 13, 2004 for Changes in Registrant's Certifying Accountant.

                  Report on Form 8-K was filed November 10, 2004 regarding third quarter of 2004 earnings.

                  Report on Form 8-K was filed November 12, 2004 and November 24, 2004 for the Election of Directors.

         (c)      Exhibits
                  --------

                  The exhibits required by this item are included herein.

         (d)      Financial Statement Schedule
                  ----------------------------

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

                                SCAN-OPTICS, INC.
                                -----------------
                                   Registrant

                          By: /s/ Logan Clarke, Jr.
                             ---------------------------------
                            Logan Clarke, Jr.
                            Acting Chief Executive Officer and
                            President
                            Date:        March 25, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Logan Clarke Jr.
---------------------------
Logan Clarke Jr.                   Acting Chief Executive Officer, President
                                   and a Director (Principal Executive Officer)
                                   Date:        March 25, 2005
/s/ Peter H. Stelling
---------------------------
Peter H. Stelling                  Chief Financial Officer, Vice President and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)
                                   Date:        March 25, 2005

/s/ John J. Holton
---------------------------
John J. Holton                     Director     March 25, 2005

/s/ Kevin Flannery
---------------------------
Kevin Flannery                     Director     March 25, 2005

/s/ Scott Schooley
---------------------------
Scott Schooley                     Director     March 25, 2005

/s/ Michael Scinto
---------------------------
Michael Scinto                     Director     March 25, 2005

/s/ Ralph J. Takala
---------------------------
Ralph J. Takala                    Director     March 25, 2005

/s/ Lynn Tilton
---------------------------
Lynn Tilton                        Director     March 25, 2005


SCHEDULE II

                       SCAN-OPTICS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
               THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                   (thousands)

                  COLUMN A                        COLUMN B                 COLUMN C                 COLUMN D         COLUMN E
                                                                          Additions
                                                               ---------------------------------
                                                 Balance at      Charged to       Charged to                        Balance at
                                                 Beginning        Costs and          Other                            End of
                 Description                     Of Period        Expenses         Accounts        Deductions         Period
---------------------------------------------- --------------- ---------------- ---------------- ---------------  ----------------

Year ended December 31, 2004
    Allowance for doubtful accounts (billed
    and unbilled)                                $     1,134     $       567                       $   1,463(1)      $    238

Year ended December 31, 2003:
    Allowance for doubtful accounts (billed
    and unbilled)                                $     1,574     $        22                       $     462(1)      $   1,134

Year ended December 31, 2002:
    Allowance for doubtful accounts (billed
    and unbilled)                                $     1,936     $        35                       $     397(1)      $   1,574


(1) Uncollectible accounts written off, net of recoveries.


The required information regarding the valuation allowance for deferred income tax assets is included in Note K.