Form 10-Q
period 2005-03-31
SCAN OPTICS INC
filed 2005-05-16
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2005
                              --------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File No.                          0-5265
                   --------------------------------------------------------

                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               06-0851857
------------------------------------    ----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

169 Progress Drive, Manchester, CT                       06040
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

The number of shares of common stock, $.02 par value, outstanding as of May 12, 2005 was 41,451,577.

                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                                        PAGE
                                                                                                         NO.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................                3

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition

             and Results of Operations...................................................                13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................                19

Item 4. Controls and Procedures..........................................................                19


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................                21


PART I - FINANCIAL INFORMATION

1. Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



(thousands, except share data)                                                  March 31, 2005                     December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                             $                        326    $                        477
  Accounts receivable less allowance of $239 at
    March 31, 2005 and $238 at December 31, 2004                                               3,705                           4,314
  Unbilled receivables - contracts in progress                                                    83                             298
  Inventories                                                                                  7,320                           7,461
  Prepaid expenses and other                                                                     362                             389
                                                                       -------------------------------------------------------------
    Total current assets                                                                      11,796                          12,939




Equipment and Leasehold Improvements:
  Equipment                                                                                    3,391                           3,386
  Leasehold improvements                                                                       4,089                           4,089
  Office furniture and fixtures                                                                  558                             557
                                                                       -------------------------------------------------------------
                                                                                               8,038                           8,032
  Less allowances for depreciation and amortization                                            7,206                           7,095
                                                                       -------------------------------------------------------------
                                                                                                 832                             937

Goodwill                                                                                       9,040                           9,040
Other assets                                                                                   1,326                           1,422
                                                                       -------------------------------------------------------------

Total Assets                                                            $                     22,994    $                     24,338
                                                                       =============================================================




(thousands, except share data)                                              March 31, 2005                         December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Note payable to related party                                     $                      1,000      $                       1,000
  Accounts payable                                                                         2,255                              2,822
  Salaries and wages                                                                         661                                702
  Taxes other than income taxes                                                              510                                641
  Income taxes                                                                                69                                 68
  Customer deposits                                                                          227                                143
  Deferred revenues                                                                        3,531                              3,408
  Other                                                                                    1,152                              1,243
                                                                   -----------------------------------------------------------------
    Total current liabilities                                                              9,405                             10,027

 Notes payable to related party                                                           10,647                             10,605
 Other liabilities                                                                           527                                537

  Mandatory redeemable preferred stock, at redemption
   value:
    Series I, 420,857 shares issued and outstanding                                          864                                855
                                                                   -----------------------------------------------------------------
    Total Liabilities                                                                     21,443                             22,024

Stockholders' Equity
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares
  Common stock, par value $.02 per share:
    authorized 65,000,000 shares; issued - 41,865,077
      shares including treasury shares                                                       837                                837
  Capital in excess of par value                                                          41,651                             41,651
  Accumulated retained-earnings deficit                                                  (37,109)                           (36,339)
  Accumulated other comprehensive loss-currency
     translation                                                                          (1,182)                            (1,189)
                                                                   -----------------------------------------------------------------
                                                                                           4,197                              4,960
  Cost of common stock in treasury,
    413,500 shares                                                                        (2,646)                            (2,646)
                                                                   -----------------------------------------------------------------

      Total stockholders' equity                                                           1,551                              2,314
                                                                   -----------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                        $                     22,994      $                      24,338
                                                                   =================================================================


See accompanying notes.


     SCAN-OPTICS, INC., AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      March 31
     (thousands, except share data)                                                     2005                             2004
-----------------------------------------------------------------------------------------------------------------------------------

     Revenues
       Hardware and software                                                $               2,741            $               3,427
       Professional services                                                                1,335                            1,510
       Access services                                                                      2,700                            2,396
                                                                       ------------------------------------------------------------
         Total revenues                                                                     6,776                            7,333

     Costs of Revenue
       Hardware and software                                                                2,326                            2,605
       Professional services                                                                  794                              879
       Access services                                                                      2,251                            2,332
                                                                       ------------------------------------------------------------
         Total costs of revenue                                                             5,371                            5,816
                                                                       ------------------------------------------------------------

             Gross Profit                                                                   1,405                            1,517

     Operating Expenses
       Sales and marketing                                                                    705                              690
       Research and development                                                               397                              551
       General and administrative                                                             817                              833
       Interest
          Related party                                                                       256
          Other                                                                                                                167
                                                                       ------------------------------------------------------------
         Total operating expenses                                                           2,175                            2,241
                                                                       ------------------------------------------------------------

     Operating loss                                                                          (770)                            (724)

     Other income, net                                                                          6                               32
                                                                       ------------------------------------------------------------

     Loss before income taxes                                                                (764)                            (692)

       Income taxes                                                                             6                               20
                                                                       ------------------------------------------------------------

     Net Loss                                                               $                (770)           $                (712)
                                                                       ============================================================

     Basic and diluted loss per share                                       $                (.02)           $                (.10)
                                                                       ============================================================

     Basic and diluted weighted-average common shares                                  41,451,577                        7,026,232
                                                                       ============================================================


     See accompanying notes.


SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                           March 31
(thousands)                                                                                  2005                             2004
-----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                                     $             (770)           $                (712)
  Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
      Depreciation and amortization of equipment and leasehold
         improvements                                                                         112                               90
      Amortization of customer service inventory and
        development costs                                                                     418                              429
     Amortization of deferred debt costs                                                       40
     Accretion of interest on debt                                                             42
     Accretion of interest on preferred stock                                                   9                               57
      Changes in operating assets and liabilities:
        Accounts receivable                                                                   824                            2,436
        Inventories                                                                          (221)                              62
        Prepaid expenses and other                                                             27                             (234)
        Accounts payable                                                                     (567)                             409
        Accrued salaries and wages                                                            (41)                            (680)
        Taxes other than income taxes                                                        (131)                            (144)
        Income taxes                                                                            1                               37
        Deferred revenues                                                                     123                               20
        Customer deposits                                                                      84                             (486)
        Other                                                                                 (94)                            (394)
                                                                             -------------------------------------------------------
    Net cash (used) provided by operating activities                                         (144)                             890

Investing Activities
  Purchases of equipment                                                                       (7)                             (66)
                                                                             -------------------------------------------------------
    Net cash used by investing activities                                                      (7)                             (66)

Financing Activities
  Proceeds from borrowings                                                                    750                            3,211
  Principal payments on borrowings                                                           (750)                          (2,200)
                                                                             -------------------------------------------------------
    Net cash provided  by financing activities                                                  0                            1,011
                                                                             ------------------------------------------------------

Change in cash and cash equivalents                                                          (151)                           1,835

Cash and Cash Equivalents at Beginning of Period                                              477                              585
                                                                             ------------------------------------------------------
Cash and Cash Equivalents at End of Period                                     $              326             $              2,420
                                                                             ======================================================

See accompanying notes.

SCAN-OPTICS, INC., AND SUBSIDIARIES
Notes to the Financial Statements


NOTE 1 - Basis of Presentation
------

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited financial statements for the year then ended.


NOTE 2 - Stock Based Compensation
------

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                                     For the Three Months Ended
                                                                              March 31
(thousands, except per share amounts)                                   2005                 2004
---------------------------------------------------------------------------------------------------------

Net loss, as reported                                          $         (770)       $        (712)
Stock option expense                                                       (2)                 (14)
                                                               ------------------------------------------
Pro forma net loss                                             $         (772)       $        (726)
                                                               ==========================================

Basic and diluted loss per share, as reported                  $         (.02)       $        (.10)
Stock option expense                                                      .00                  .00
                                                               -----------------------------------------
Pro forma basic and diluted loss per share                     $         (.02)       $        (.10)
                                                               ==========================================



In December 2004, the FASB issued a revised standard, SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. Under a rule adopted by the SEC on April 14, 2005, the Company is allowed to implement SFAS No. 123R for its fiscal year beginning January 1, 2006. The Company has not yet attempted to evaluate the likely effects on its financial statements.


NOTE 3 - Inventories
------

The components of inventories were as follows:

                                                 March 31         December 31
(thousands)                                         2005               2004
--------------------------------------------------------------------------------
Finished goods                                 $       58          $       57
Work-in-process                                       713                 644
Service parts                                       2,617               2,713
Materials and component parts                       3,932               4,047
                                                    -----               -----
                                               $    7,320          $    7,461
                                               ==========          ==========

NOTE 4 - Credit Arrangements
------

Effective March 30, 2004, the Company entered into a new credit agreement (the Credit Agreement) with lenders affiliated with Patriarch Partners, LLC (the Lenders). Among other things, under the Credit Agreement the Company's existing revolving and term loans with outstanding amounts of $9.0 million were exchanged for a $9.0 million term loan, a $2.5 million revolving credit facility and a $1.5 million term loan working capital facility. The $9.0 million term loan bears interest at prime plus 2% and is payable in two annual installments of $90,000 on April 1, 2005 and 2006 with the balance of $8,820,000 due on March 30, 2007.

In the second quarter of 2004, the Company borrowed $1.5 million under the term loan working capital facility of the Credit Agreement. Such borrowings bear interest at prime. The Credit Agreement requires the Company to repay the borrowed amount plus $500,000 at March 30, 2007. The additional $500,000 is being expensed as interest and accreted to debt over the term of the loan.

As of March  31,  2005,  $1  million  was  outstanding  under  the $2.5  million
revolving  credit  facility  portion  of  the  Credit   Agreement.   Outstanding
borrowings bear interest at prime plus 2% and are due March 30, 2007.

As part of the Credit Agreement the Company is required to meet financial covenants with respect to backlog, capital expenditures and EBITDA. The Company is in compliance with the modified covenants.

On August 6, 2004, the Company completed a recapitalization with its Lenders, which had been approved by the Company's shareholders on July 15, 2004. The recapitalization included, among other terms, the cancellation of the $3.8 million of Mandatorily Redeemable Series B Preferred Stock, including dividends of $0.6 million and outstanding warrants held by the Lenders, in exchange for 34,425,345 shares of Common Stock. As such, the Lenders owned 79.8% of the fully-diluted Common Stock of the Company at the date of issuance, subject to dilution for certain current and future compensatory stock options granted by the Company. Due to the compensatory stock options, 6,470,929 shares are redeemable if the 2001 executive options are exercised. The Company also issued an aggregate of 420,857 shares of 4% Series I Preferred Stock with a mandatory redemption on March 30, 2007 for $841,714 plus unpaid dividends at 4%.

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


NOTE 6 - Comprehensive Income
------

The components of comprehensive loss follow:
                                                 Three months ended March 31

(thousands)                                         2005               2004
--------------------------------------------------------------------------------

Net loss                                     $        (770)       $       (712)
Foreign currency translation adjustments                 7                  13
                                             -----------------------------------
Comprehensive loss                           $        (763)       $       (699)
                                             ===================================

NOTE 7 - Segment Information
------

The Company views its business in three distinct revenue categories: Solution and products sales, Access services, and Contract manufacturing services. Additional segment information follows:


                                                         Three Months Ended
                                                              March 31
(thousands)                                           2005            2004
--------------------------------------------------------------------------------
Revenues
   Solutions and products                     $       3,215      $       4,827
   Access services                                    2,700              2,396
   Contract manufacturing services                      861                110
                                              ----------------------------------
      Total revenues                                  6,776              7,333

   Cost of solutions and products                     3,120              3,484
   Service expenses                                   2,251              2,332
                                              ----------------------------------
      Gross margin                                    1,405              1,517

   Operating and other expenses, net                  2,169              2,209
                                              ----------------------------------
Loss before income taxes                      $        (764)     $        (692)
                                              ==================================




NOTE 8 - Bill and Hold Transactions
------

Revenues relating to sales of certain equipment (principally optical character recognition equipment) are recognized upon acceptance, shipment, or installation depending on the contract specifications. When customers, under the terms of specific orders or contracts, request that the Company manufacture and invoice the equipment on a bill and hold basis, the Company recognizes revenue based upon an acceptance received from the customer. Revenues recorded during the first quarter of 2005 included bill and hold transactions of $0.1 million. The Company recorded no bill and hold revenue during the first quarter of 2004. Accounts receivable included $0.1 million related to bill and hold transactions at both March 31, 2005 and December 31, 2004.

NOTE 9 - Contingencies
------

On March 9, 2005, the Company received from attorneys representing James C. Mavel, the Company's former Chief Executive Officer and President, a "notice of termination" pursuant to his Employment Agreement and asserting entitlement to severance compensation under the agreement. The Company intends to investigate the assertions promptly and raise all available defenses. While, based on currently available information, the Company does not believe that Mr. Mavel's claim to severance compensation is supported by the Employment Agreement or the facts, should Mr. Mavel's claim be supported, the payment of severance compensation to Mr. Mavel could have a material adverse affect on the financial condition of the Company. The Company believes that severance compensation would not exceed $1.3 million.


NOTE 10 - Liquidity
-------

The Company's working capital has declined to $2.4 million as of March 31, 2005 compared to $2.9 million as of December 31, 2004 reflecting unfavorable operating results. Continued unfavorable operating results will not allow the Company to meet all of its contractual obligations as they become due beginning in the second quarter of 2005. Further, management believes that the Company may not comply with certain financial covenants under its existing credit agreements. In response to the Company's anticipated short-term liquidity problems, management is reviewing the Company's ability to further reduce operating costs. Management has also initiated discussions with the primary lenders and majority stockholder to increase availability under the line of credit and make other modifications to the Company's credit arrangements. Moreover, management has begun consideration of other alternatives, including, but not limited to, the sale of certain assets to raise funds. However, there can be no assurances that the Company will be able to negotiate any such proposed modifications to the credit arrangements, increase availability under the line of credit or sell specific assets.

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

The following list is not intended to be an exhaustive list of all the risks to which the Company's business is subject, but only to highlight certain substantial risks faced by the Company. Although the Company completed a debt restructuring effective March 30, 2004 (see "Liquidity and Capital Resources" for further information), the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2005 of approximately $11.7 million by $.1 million. The Company completed a recapitalization on August 6, 2004 (see
"-Liquidity and Capital Resources" and Note 4 to the Company's Consolidated Financial Statements for further details), and as a result the Company's lenders have acquired a significant voting control and accordingly have the right and the ability to influence the way in which the Company does business, including its strategy and tactics. As a result of the Company's minimal liquidity (see "-Liquidity and Capital Resources" below for further details), it is possible that delivery of critical parts and supplies could be delayed or suspended and that the Company may not always be able to make shipments of its products on time. The Company's business could be adversely affected by downturns in the domestic and international economy. The Company's international sales and operations are subject to various international business risks. The Company's revenues depend in part on contracts with various state or federal governmental agencies, and could be adversely affected by patterns in government spending. The Company faces competition from many sources, and its products and services may be replaced by alternative technologies. Further, the Company's business could be adversely affected by technological changes. In addition, delayed market acceptance and slower than anticipated establishment of new distribution channels for its new SO series scanners, difficulties in resolving technology challenges relating to the SO Series scanners or developing its BPO business could further adversely affect the Company's business (see "-Liquidity and Capital Resources" below for further details).

Overview

The Company reported net loss for the quarter of $0.8 million or $.02 per share, compared to a net loss of $0.7 million, or $.10 per diluted share, for 2004. The net loss for the quarter was mainly attributable to the sales volume of the SO Series scanner and related software products. The per share loss numbers reflect the increase in outstanding common shares from 7,026,232 for the quarter ended March 31, 2004, to 41,451,577 for the quarter ended March 31, 2005, due to our recapitalization described in Note 4 to the Company's Consolidated Financial Statements.

The Company has three major initiatives currently underway to develop sources of revenue growth and profitability. The first is to capitalize on the SO series investment and generate significant sales revenues in the high-end image scanner market both domestically and internationally. In 2004 the Company introduced its entry into the Business Process Outsourcing ("BPO") marketplace with initial contracts in state tax processing, warranty registration forms processing, knowledge management and business continuation services. The Company is also focused on the assessment market with "solution" content. The inability of the Company to carry out these initiatives could have a material adverse effect on revenue growth and earnings.

The first initiative is to provide cost effective solutions through the Company's development of its high-speed image transports. The Company has expanded its target market approach to include value-added resellers and distributors. It has also expanded its market coverage to include International distributors in Japan and other countries.

The second initiative is BPO Services that offer the market access to the Company's technology and systems on a transaction basis. The Company's BPO Services provide a low-risk, cost-effective solution for customers with requirements for document conversion services, business continuation services, knowledge management or business process outsourcing. The BPO Services offer customers a high quality, ISO9001 2000 certified, turnkey outsourcing solution utilizing the Company's proprietary hardware technology, and further leveraging software skills, resources and process controls.

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



Results of Operations for the Three Months Ended March 31, 2005 vs. 2004

Total revenues decreased $0.6 million or 8% from the first quarter of 2004 to the first quarter of 2005.

Hardware and software revenues decreased $0.7 million or 20% in the first quarter of 2005 compared with the first quarter of 2004. North American sales increased $0.7 million or 61% due principally to increased contract manufacturing revenue. Scanner related revenue was flat for the first quarter of 2005 compared to the first quarter of 2004. International sales decreased $1.4 million in the first quarter of 2005 as compared to the same period in 2004 due to reduced order flow from the Japanese market.

Professional services revenues decreased $0.2 million or 12% in the first quarter of 2005 compared with the first quarter of 2004, due mainly to decreased solution sales to the Company's target customer base.

Access Services revenues increased $0.3 million or 13% from the first quarter of 2004, due mainly to increased third party contracts, parts and time and materials revenue which offset a slight decrease in revenue from the Company's proprietary maintenance contracts.

Cost of hardware and software revenue gross margin for the first quarter of 2005 was 15% compared to 24% for the first quarter of 2004 due to the composition of the sales mix and increased production costs.

Cost of professional services revenue gross margin for the first quarter of 2005 was 41%, which remained consistent with the margin of 42% for the first quarter of 2004. The professional services organization includes software product support, professional services implementation and business process outsourcing. Software product support gross margin was partially offset by lower margins in professional services implementation activity due to reduced revenue and business process outsourcing as the Company drives toward critical mass in this market.

Cost of Access Services revenue gross margin was 17% for the first quarter of 2005 compared to 3% for the first quarter of 2004, reflecting higher third party sales volume and a relatively fixed cost structure.

Sales and marketing expenses remained consistent with the prior year quarter as reductions in travel and consulting were offset by higher spending on trade shows.

Research and development expenses decreased $0.2 million or 28% from the first quarter of 2005 from the first quarter of 2004, mainly due to lower salary and benefit costs and reduced external consulting costs.

General and administrative expenses remained consistent with the prior year quarter.

Interest expense increased $0.1 million for the quarter as compared to the first quarter of 2004. The weighted average interest rate for the first three months of 2005 was 9.2% compared to 4.5% for the same period in 2004.



Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at March 31, 2005 decreased $0.2 million from December 31, 2004 levels.

Outstanding borrowings increased $0.1 million to $11.7 million at March 31, 2005 from $11.6 million at the end of 2004. The available balance on the line of credit was $1.5 million at March 31, 2005. As of March 31, 2005, the Company is in compliance with all financial covenants.

As the Company focused on its strategy that includes phasing out of the sale of the Company's mature line of 9000 Series scanners, the phased market introduction of varied models of the Company's new generation of SO Series scanners, and the development of new channels of distribution for the Company's hardware and software, and the development of a BPO business for image capture applications, the Company encountered technology challenges relating to the new SO Series scanners, which have resulted in slower than expected development of sales through our direct and indirect channels. Further, the ramp up of BPO sales has occurred more gradually than was anticipated.

Management believes that our operating cash flow will be insufficient to allow us to meet all of our contractual obligations as they come due beginning in the second quarter of 2005. Further, management believes that the Company will most likely be unable to comply with certain financial covenants under its existing credit agreements. Management believes that the Company's liquidity position will improve by year-end. In response to these anticipated short-term problems, we are reviewing our ability to further reduce operating costs. We have also initiated discussions with our primary lenders and majority stockholder to increase availability under our line of credit and to make other modifications to our credit arrangements. Moreover we have begun consideration of other alternatives, including, but not limited to, the sale of certain assets to raise funds. However, there can be no assurances that the Company will be able to negotiate any such proposed modifications to its credit arrangements, increase availability under the line of credit or sell specific assets. Any means of resolving the

Company's short-term liquidity problems may have an adverse effect on the Company's stockholders.

On August 6, 2004, the Company completed a recapitalization with lenders affiliated with Patriarch Partners, LLC (the Lenders) after obtaining stockholder approval at the Company's July 15, 2004 annual meeting. The recapitalization included, among other terms, the cancellation of $3.8 million of mandatorily redeemable Series B preferred stock, including accrued dividends, and warrants for 33.2% of the Company's outstanding common stock on a fully-diluted basis, both held by the Lenders, in exchange for the issuance of 34,425,345 shares of common stock of the Company (or 79.8% of the Company's outstanding common stock on a fully-diluted basis at the time of issuance, subject to dilution for certain compensatory stock options granted by the Company or 83% of outstanding common stock as of March 31, 2005) to the Lenders. In addition:

            - The Company's secured term and revolving debt was exchanged for a $9.0 million term loan and a $2.5 million revolving loan. The new term loan is payable in annual amounts of $90,000 beginning April 1, 2005 with the balance due at maturity. Borrowings accrue interest at a rate of prime plus 2%.

            - An additional $1.5 million term loan working capital facility was made available to the Company, with the Company obligated to repay $2 million at maturity. (Interest is being accreted such that the carrying amount of this loan at maturity will be $2 million.) This loan accrues interest at the prime rate.

            - The Company's financial covenants with respect to backlog, capital expenditure and EBITDA were modified.

            - Effective upon the closing of the recapitalization on August 6, 2004, the maturity date for all of the Company's secured indebtedness to the Lenders was extended through March 30, 2007.


Operating activities used $0.1 million of cash in the first three months of 2005, as compared to the providing $0.9 million in the first three months of 2004. The decrease is mainly due to reduced accounts receivable collections related to lower revenue in fourth quarter 2004 as compared to the same period in 2003.

Non-cash expenses were $0.6 million for the first quarter of both 2005 and 2004. As shown in the statements of cash flows these expenses relate to depreciation, amortization and accretion.

Net accounts receivable and unbilled receivables at March 31, 2005 decreased $0.8 million from December 31, 2004 due to the timing of collections and lower sales in the first quarter of 2005 compared to the fourth quarter of 2004.

Total inventories at March 31, 2005 decreased $0.1 million from December 31, 2004. Manufacturing inventory remained consistent with the beginning of the year amount. Customer service inventory decreased $0.1 million as compared to December 31, 2004 levels mainly due to amortization.

Net equipment and leasehold improvements at March 31, 2005 decreased $0.1 million due to depreciation and amortization recorded during the quarter.

Other assets decreased $0.1 million from December 31, 2004 due to the amortization of software development costs and deferred debt costs in the quarter.

Accounts payable decreased $0.6 million from December 31, 2004 mainly due to the timing of vendor payments.

Salaries and wages remained consistent with December 31, 2004.

Taxes other than income taxes decreased $0.1 million from December 31, 2004 due to payments made for state sales and use taxes.

Customer deposits increased $0.1 million from December 31, 2004 due to the timing of orders which carry deposits in the first quarter of 2005.

Deferred revenues remained consistent with the December 31, 2004 balance.

Other current liabilities increased $0.1 million mainly due to reduced accruals for consulting fees and other miscellaneous items.


Contractual Obligation

Under the terms of an agreement for goods and services with Columbia Tech, we issued purchase orders in the aggregate amount of $3.1 million in the second quarter of 2005. The delivery of these goods and services and subsequent payment is scheduled over the next nine to twelve months.


Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our critical accounting policies since then through March 31, 2005. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

FAS No. 123R, Share-Based Payment requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. Under a rule adopted by the SEC on April 14, 2005, the Company is allowed to implement SFAS No. 123R for its fiscal year beginning January 1, 2006. The Company has not yet attempted to evaluate the likely effects on its financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In 2004, the Company completed a total debt restructuring (see Note 4 for further information), however, the Company remains highly leveraged and could be adversely affected by a significant increase in interest rates. A one percent increase in the prime rate would increase the annual interest cost on the outstanding loan balance at March 31, 2005 of approximately $11.7 million by $0.1 million. The Company has minimal foreign currency translation risk. All international sales other than sales originating from the UK and Canadian subsidiaries are denominated in United States dollars. Refer to the Outlook section of Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations. Our market risks are substantially unchanged since December 31, 2004.


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

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.


     Exhibit Number             Description

     Exhibit 10.1               Employment   Agreement   with  Paul  M.   Yantus
                                (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2005).

     Exhibit 10.2 Consulting Agreement with Kevin S. Flannery (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 29, 2005)

     Exhibit 10.3* Agreement with Columbia Tech for goods and services.

     Exhibit 31.1* CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2* CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1* CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2* CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed herewith.


(b) Reports on Form 8-K.

     Report on Form 8-K was filed March 10, 2005 for: the entry into a Material Definitive Agreement for the employment agreement with Paul M. Yantus; for the Departure of a Principal Officer due to the resignation of James C. Mavel as Chief Executive Officer and President; and for the Appointment of a Principal Officer due to the appointment of Logan Clarke, Jr. as Acting Chief Executive Officer and President.

     Report on Form 8-K was filed March 18, 2005 for the Departure of a Director due to the resignation of James C. Mavel as Director and Chairman of the Board of Directors.

     Report on Form 8-K was filed March 29, 2005 due to the entry into a Material Definitive Agreement with Kevin S. Flannery, a director, for consulting services.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCAN-OPTICS, INC.


Date       May 16, 2005         /s/ Logan Clarke. Jr.
    -------------------         ----------------------------------------
                                Logan Clarke, Jr.
                                Acting Chief Executive Officer and President


Date      May 16, 2005          /s/ Peter H. Stelling
    ------------------          ----------------------------------------
                                Peter H. Stelling
                                Chief Financial Officer, Vice President
                                and Treasurer