Form 10-Q
period 2005-06-30
SCAN OPTICS INC
filed 2005-08-22
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2005
                              --------------------------------------------------

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ---------------------


Commission File No.                  0-5265
                           -----------------------------------------------------


                                SCAN-OPTICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   06-0851857
-----------------------------------     ----------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

                    179 Allyn Street, Suite 508, Hartford, CT  06103
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code

                                 (860) 547-1761
              (Registrant's telephone number, including area code)


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

The number of shares of common stock, $.02 par value, outstanding as of July 29, 2005 was 41,451,577.



                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                           PAGE
                                                                                            NO.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements................................................... 3

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of    Operations.......................................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................17

Item 4.  Controls and Procedures........................................................... 17


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ..............................18

Item 6.   Exhibits and Reports on Form 8-K..................................................18



S PAPART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


(thousands, except share data)                    June 30,   December 31,  Pro Forma June
                                                   2005         2004        30, 2005
-----------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                           $ 1,698   $   477   $     0
  Accounts receivable less allowance of $131 at
    June 30, 2005 and $238 at December 31, 2004         2,854     4,314         0
  Unbilled receivables - contracts in progress            289       298         0
  Inventories                                           7,714     7,461         0
  Prepaid expenses and other                              880       389         0
                                                  --------------------------------------
    Total current assets                               13,435    12,939         0




Equipment and Leasehold Improvements:
  Equipment                                             3,452     3,386         0
  Leasehold improvements                                4,090     4,089         0
  Office furniture and fixtures                           544       557         0
                                                  --------------------------------------
                                                        8,086     8,032         0
  Less allowances for depreciation and amortization     7,319     7,095         0
                                                  --------------------------------------
                                                          767       937         0


Goodwill                                                    0     9,040         0
Other assets                                              951     1,422         0
                                                  --------------------------------------

Total Assets                                          $15,153   $24,338   $     0
                                                  ======================================








                                                                                                                    Pro Forma June
(thousands, except share data)                                          June 30, 2005         December 31, 2004        30, 2005
------------------------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Notes payable to related party including long term
      debt in default of $10,910                                $             14,310    $            1,000 $               0
  Accounts payable                                                             2,819                 2,822               192
  Salaries and wages                                                             706                   702                 0
  Taxes other than income taxes                                                  498                   641               483
  Income taxes                                                                    44                    68                59
  Customer deposits                                                              135                   143                 0
  Deferred revenues                                                            3,787                 3,408                 0
  Other                                                                        1,119                 1,243               689
                                                               ---------------------------------------------------------------
    Total current liabilities                                                 23,418                10,027             1,423

 Notes payable to related party                                                                     10,605                 0
 Other liabilities                                                               532                   537               358

  Mandatory redeemable preferred stock, at redemption value:
    Series I, 420,857 shares issued and outstanding                              872                   855               872
                                                               ---------------------------------------------------------------
    Total Liabilities                                                         24,822                22,024             2,653

Stockholders' Equity (Deficit)
  Preferred stock, par value $.02 per share,
    authorized 5,000,000 shares
  Common stock, par value $.02 per share:
    authorized 65,000,000 shares; issued -
      41,865,077 shares including treasury shares                                837                   837               837
  Capital in excess of par value                                              41,651                41,651            44,160
  Accumulated retained-earnings deficit                                      (48,363)              (36,339)          (45,004)
  Accumulated other comprehensive
 loss-currency
     Translation                                                              (1,148)               (1,189)                0
                                                               ---------------------------------------------------------------
                                                                              (7,023)                4,960                (7)
  Cost of common stock in treasury,
    413,500 shares                                                            (2,646)               (2,646)           (2,646)
                                                               ---------------------------------------------------------------
      Total stockholders' equity (deficit)                                    (9,669)                2,314            (2,653)
                                                               ---------------------------------------------------------------
  Total Liabilities and Stockholders' Equity (Deficit)          $             15,153    $           24,338  $              0
                                                               ===============================================================


See accompanying notes.






SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended                    Six Months Ended
                                                                         June 30                              June 30
(thousands, except share data)                                  2005               2004                2005               2004
-----------------------------------------------------------------------------------------------------------------------------------

Revenues
  Hardware and software                                  $         1,240   $          2,549    $          3,981    $         5,976
  Professional services                                            1,565              1,497               2,900              3,007
  Access services                                                  2,999              2,832               5,699              5,228
                                                      --------------------------------------   ------------------------------------
    Total revenues                                                 5,804              6,878              12,580             14,211

Costs of Revenue
  Hardware and software                                            1,631              1,914               3,957              4,519
  Professional services                                              989                759               1,783              1,638
  Access services                                                  2,315              2,505               4,566              4,837
                                                      --------------------------------------   ------------------------------------
    Total costs of revenue                                         4,935              5,178              10,306             10,994
                                                      -----------------------------------------------------------------------------

        Gross Profit                                                 869              1,700               2,274              3,217

Operating Expenses
  Sales and marketing                                                628                802               1,333              1,492
  Research and development                                           489                629                 886              1,180
  General and administrative                                       1,355              1,665               2,172              2,498
  Goodwill impairment                                              9,040                  0               9,040                  0
  Interest
     Related party                                                   615                  0                 871                  0
     Other                                                                              191                                    358
                                                      --------------------------------------   ------------------------------------
    Total operating expenses                                      12,127              3,287              14,302              5,528
                                                      --------------------------------------   ------------------------------------

Operating loss                                                   (11,258)           (1,587)            (12,028)            (2,311)

Other income, net                                                      4                (2)                  10                 30
                                                      --------------------------------------   ------------------------------------

Loss before income taxes                                         (11,254)           (1,589)            (12,018)            (2,281)

  Income taxes                                                         0                 30                   6                 50
                                                      --------------------------------------   ------------------------------------

Net Loss                                                 $       (11,254)  $        (1,619)    $       (12,024)    $        (2,331)
                                                      ======================================   ====================================

Basic and diluted loss per share                         $         (0.27)  $         (0.23)    $         (0.29)    $         (0.33)
                                                      ======================================   ====================================

Basic and diluted weighted-average common shares              41,451,577         7,026,232           41,451,577          7,026,232
                                                      ======================================   ====================================


See accompanying notes.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                        June 30
(thousands)                                                                                2005                        2004
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                                     $          (12,024)            $      (2,331)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation and amortization of equipment and leasehold
        Improvements                                                                          224                       150
    Amortization of customer service inventory and
      development costs                                                                       835                     1,092
    Amortization of deferred debt costs                                                       357                         0
    Accretion of interest on related party debt                                               408                         0
    Accretion of interest on preferred stock                                                   17                         0
    Goodwill impairment                                                                     9,040                         0
    Provision for losses on accounts receivable                                                25                         0
    Provision for inventory obsolescence                                                       50                         0
    Changes in operating assets and liabilities:
      Accounts receivable                                                                   1,444                       636
      Inventories                                                                          (1,026)                   (1,096)
      Prepaid expenses and other                                                             (491)                    (534)
      Accounts payable                                                                         (3)                      520
      Accrued salaries and wages                                                                4                     (832)
      Taxes other than income taxes                                                          (143)                      (81)
      Income taxes                                                                            (24)                      (88)
      Deferred revenues                                                                       379                       900
      Customer deposits                                                                        (8)                     (309)
      Other                                                                                   (86)                     (106)
                                                                             -----------------------------------------------
    Net cash used by operating activities                                                  (1,022)                   (2,079)

Investing Activities
  Purchases of equipment                                                                      (54)                     (101)
                                                                             ------------------------------------------------
    Net cash used by investing activities                                                     (54)                     (101)

Financing Activities
  Proceeds from borrowings - all from a related party in 2005                               3,337                     4,711
  Principal payments on borrowings - all from a related party in
      2005                                                                                 (1,040)                   (2,200)
                                                                             ------------------------------------------------
    Net cash provided by financing activities                                               2,297                     2,511

Change in cash and cash equivalents                                                         1,221                       331

Cash and Cash Equivalents at Beginning of Period                                              477                       585
                                                                             -----------------------------------------------
Cash and Cash Equivalents at End of Period                                     $            1,698             $         916
                                                                             ===============================================

See accompanying notes.



NOTE 1 - Basis of Presentation

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

The pro forma balance sheet gives effect to the foreclosure described in Note 2 as if it had occurred as of June 30, 2005.


NOTE 2 - Foreclosure and Cessation of Business

During the quarter ended June 30, 2005, the Company violated certain covenants of its credit agreement (the Credit Agreement) with lenders affiliated with Patriarch Partners, LLC (collectively, the Lenders). The Lenders own about 80% of the Company's capital stock and all of its redeemable preferred stock.

As a result of the covenant violations, on August 5, 2005, the Company entered into a Foreclosure Agreement with the Lenders. As such, the Company has classified all amounts due under the Credit Agreement as current as of June 30, 2005. Further, the Company wrote-off remaining unamortized deferred debt costs and accelerated accretion interest on debt.

Under the Foreclosure Agreement the Company transferred substantially all of its assets to the Lenders to extinguish its obligations under the Credit Agreement (The outstanding principal under the Credit Agreement at the time of closing of the Foreclosure Agreement was $14,310,000). Further, the Company retained certain limited assets and the Lenders assume certain liabilities of the Company, including but not limited to, certain accrued obligations with respect to current employees and certain trade payables and accrued expenses. None of the assets retained by the Company can be liquidated for cash. The lenders also assumed certain employee benefit plans of the Company and certain of its insurance policies. Under the Foreclosure Agreement, the Company was permitted to obtain extended directors and officers insurance, and the lender agreed to assume or fund the defense of actions brought against the Company after the closing. At the closing the Company terminated all of its employees as of that time.

Under the Foreclosure Agreement the lender agreed to fund certain expenses of the Company in its winding-down of its business, but the Company has no cash or other sources of liquidity and if the funds provided for in the wind-down budget are not used for the purposes specified in the budget, the Company is not entitled to receive any differential cash. The pro forma balance sheet as of June 30, 2005 gives effect to the Foreclosure Agreement as if the related transaction had occurred as of that date.

Following the closing of the Foreclosure Agreement, the Company ceased doing business and is expected to be dissolved in accordance with the applicable provisions of the Delaware General Corporation Law. Following the closing of the Foreclosure Agreement, the Company's sole remaining executive officer is Scott Schooley who serves as President and Secretary of the Company. Following the closing of the Foreclosure Agreement, board of directors also voted to dissolve the Company, subject to requisite stockholder approval and compliance with the related SEC regulations. Because none of the assets retained by the Company can be liquidated for cash, there will be no residual value left to the holders of common stock of the Company following the closing of the Foreclosure Agreement and any winding-down of the Company's affairs.

As of June 30, 2005, $3.4 million was outstanding under the revolving credit facility portion and $8.9 million was outstanding on the term loan portion of the Credit Agreement. Outstanding borrowings for the revolver and term loan bear interest at prime plus 2%. There is also $2.0 million under the term loan working capital facility portion of the Credit Agreement, including $500,000 of accretion. Such borrowings bear interest at prime.

The Company's deteriorating financial condition resulted in the covenant violations referred to above. As such, the Company evaluated goodwill for impairment in connection with preparing the accompanying financial statements. Management considered goodwill impairment and recognized an impairment loss of $9,040,000 for the quarter ended June 30, 2005.


NOTE 3 - Stock Based Compensation

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:




                                                             For the three months ended         For the six months ended
                                                                        June 30                           June 30
(thousands, except per share amounts)                              2005            2004             2005           2004
------------------------------------------------------------------------------------------------------------------------

     Net loss, as reported                                      $ (11,303)    $  (1,619)    $(12,073)         (2,331)
       Stock option expense                                            (8)          (17)         (17)            (32)
     Pro forma net loss                                         $ (11,311)    $  (1,636)    $(12,090)        $(2,363)
                                                            ============================================================

     Basic and diluted loss per share, as reported              $    (.27)        $(.23)    $   (.29)        $  (.33)
         Stock option expense                                         .00           .00          .00             .00
                                                                --------------------------------------------------------
     Pro forma basic and diluted loss per share                 $    (.27)        $(.23)       $(.29)        $  (.33)
                                                            ============================================================



NOTE 4 - Inventories

The components of inventories were as follows:


                                         June 30       December 31
(thousands)                               2005            2004
-------------------------------------------------------------------
Finished goods                           $   58         $   57
Work-in-process                             775            644
Service parts                             2,701          2,713
Materials and component parts             4,180          4,047
                                      -----------------------------
                                         $7,714         $7,461
                                      =============================




NOTE 5 - Income Taxes

Income tax expense relates to minimum tax requirements in certain states and Canadian income taxes. A valuation allowance has been provided for U.S. income tax benefits applicable to the operating losses since it is not more likely than not that the Company will benefit from their future utilization.

The Company's future ability to utilize the available net operating loss carryforwards may be restricted due to limitations effected by a prior change in control.


NOTE 6 - Comprehensive Income

The components of comprehensive loss follow:



                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
(thousands)                                               2005          2004                2005            2004
-------------------------------------------------------------------------------------------------------------------

Net loss                                            $    (11,303)  $     (1,619)       $    (12,073)   $    (2,331)
Foreign currency translation adjustments                       34          (113)                  41          (100)
                                                    ---------------------------------------------------------------
Comprehensive loss                                  $    (11,269)  $     (1,732)       $    (12,032)   $    (2,431)
                                                    ===============================================================




NOTE 7 - Segment Information

The Company views its business in three distinct revenue categories: Solution and products sales, Access services, and Contract manufacturing services.


Additional segment information follows:

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30                            June 30
(thousands)                                                 2005            2004               2005          2004
-------------------------------------------------------------------------------------------------------------------

Revenues
    Solutions and products                          $      1,978   $       3,703        $     5,193       $   8,530
    Access services                                        2,999           2,832              5,699           5,228
    Contract manufacturing services                          827             343              1,688             453
                                                    ---------------------------------------------------------------
        Total revenues                                     5,804           6,878             12,580          14,211

    Cost of solutions and products                         2,620           2,673              5,740           6,157
    Service expenses                                       2,315           2,505              4,566           4,837
                                                    ---------------------------------------------------------------

         Gross margin                                        869           1,700              2,274           3,217

    Operating expenses
        and other expenses, net                           12,123           3,289             14,292           5,498
                                                    ---------------------------------------------------------------

Loss before income taxes                            $    (11,254)  $      (1,589)       $   (12,018)      $  (2,281)
                                                    ================================================================





NOTE 8 - Contingencies

On March 9, 2005, the Company received from attorneys representing James C. Mavel, the Company's former Chief Executive Officer and President, a "notice of termination" pursuant to his Employment Agreement and asserting entitlement to severance compensation under the agreement. On or about August 3, 2005 the Company was notified that Mr. Mavel had filed a demand for arbitration with the American Arbitration Association, but the Company did not receive a copy of the demand until on or about August 9, 2005. The demand, among other things claims that Mr. Mavel is entitled to $2.5 million from the Company. Although the Company does not believe that Mr. Mavel's claim to severance compensation or the amount claimed is supported by the Employment Agreement or the facts, should Mr. Mavel's claim be supported, any material award of severance compensation to Mr. Mavel would have a material adverse effect on the financial condition of the Company following the closing of the Foreclosure Agreement with its secured lender on August 5, 2005.

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

Foreclosure and Cessation of Business

The Company entered into a foreclosure agreement on August 5, 2005 pursuant to which it transferred substantially all of its assets to its secured lender and ceased operations (see "-Liquidity and Capital Resources" below and Note 2 to the Company's Consolidated Financial Statements for further details).




Results of Operations for the Three and Six Months Ended June 30, 2005 vs. 2004

Total revenues decreased $1.6 million or 11% from the first six months of 2004 to the first six months of 2005 and decreased $1.1 million or 16% from the second quarter of 2004 to the second quarter of 2005.

Hardware and software revenues decreased $2.0 million or 33% in the first six months of 2005 compared with the same period in 2004 and decreased $1.3 million or 51% in the second quarter of 2005 compared to 2004. Compared to the first six months of 2004, North American sales decreased $1.3 million or 56% and decreased $.6 million or 16% during the second quarter of 2005 compared to the second quarter of 2004. International sales decreased $1.4 million during the first six months of 2005 as compared with the first six months of 2004 and remained consistent with the second quarter of 2005 compared to 2004. The decrease in revenue is mainly due to the phased out sale and production of its mature line of 9000 Series scanners in 2004 and the Company launching the new generation of SO Series scanners which has had slower than anticipated establishment of new distribution channels and delayed market acceptance.

Professional services revenues decreased $0.1 million or 4% in the first six months of 2005 compared with the first six months of 2004 and increased $0.1 million or 5% during the second quarter of 2005 compared to the second quarter of 2004.

Access services revenues decreased $0.5 million or 9% in the first six months of 2005 compared with the first six months of 2004 and decreased $0.2 million or 6% during the second quarter of 2005 compared to the second quarter of 2004. The Company was impacted by a few customers discontinuing maintenance contracts due to changes in their businesses or replacement of lower cost SO Series replacing the 9000 Series.

Cost of hardware and software margin for the first six months of 2005 was 1% compared to 24% for the first six months of 2004. The gross margin was a negative 32% during the second quarter of 2005, compared to a positive margin of 25% in the second quarter of the prior year. The decreases in gross margin are mainly due to the composition of the sales mix and increased production costs.

Cost of professional services gross margin for the first six months of 2005 was 39% compared to 46% for the same period in 2004. The gross margin for the second quarter of 2005 was 37% as compared to 49% in the second quarter of 2004. The decrease in gross margin was mainly due to decreased solution sales.

Cost of Access Services gross margin for the first six months of 2005 was 20% compared to 7% for the same period in 2004. The gross margin for the second quarter of 2005 was 23% as compared to 12% in the second quarter of 2004. The increase in gross margin during the first six months of 2005 as compared to 2004 is due to recording a $.3 million inventory provision related to operations in the United Kingdom in 2004.

Sales and marketing expenses decreased $.2 million or 11% in the first six months of 2005 compared to the first six months of 2004 and decreased $.2 million or 22% in the second quarter of 2005 compared to the second quarter of 2004 mainly due to lower salary and benefit costs and outside consulting services.

Research and development expenses decreased $.3 million or 25% in the first six months of 2005 compared to the first six months of 2004 and decreased $.1 million or 22% in the second quarter of 2005 compared to the second quarter of 2004. The decrease is mainly due to lower external consulting costs related to the SO series scanner.

General and administrative expenses decreased $.3 million or 13% in the first six months of 2005 compared to the first six months of 2004 and decreased $.3 million or 19% in the second quarter of 2005 compared to the second quarter of 2004. The decrease is mainly due to the 2004 recording of a $.5 million provision for accounts receivable as a result of the settlement of a legal action, offset by the recording of $.3 million of deferred debt costs to expense as a result of the default on the Credit Agreement.

Goodwill  impairment of $9 million was recorded in the second quarter of 2005 as
discussed  in  Note  2  to  the  Company's  Condensed   Consolidated   Financial
Statements.

Interest expense increased $.5 million or 143% from the first six months of 2005 and increased $.4 million or 222% from the second quarter of 2004 due to higher average interest rates and increased borrowings. Additional interest of $0.3 million was also recorded for working capital term loan due to the Company's default on the loan. The weighted average interest rate for the first six months of 2005 was 14.8% compared to 5.4% in 2004.

Liquidity and Capital Resources

Please refer to Note 2 Foreclosure and Cessation of Business as part of the Liquidity and Capital Resources.

Cash and cash equivalents at June 30, 2005 increased 1.2 million from December 31, 2004 levels.

Outstanding borrowings increased $2.7 million to $14.3 million at June 30, 2005 from $11.6 million at the end of 2004.

As a means of attempting to alleviate the Company's liquidity problems previously disclosed in the company's Form 10-Q for the fiscal quarter ended March 30, 2005, on June 29, 2005 the Company entered into a First Amendment to the Credit Agreement (described below) pursuant to which, among other things, an additional $900,000 was made available to the Company through July 1, 2005 as part of the Credit Agreement's revolving credit facility. Subsequently, the Company failed to repay such amounts by July 1, 2005, which was a default under
Section 2.9 of the Credit Agreement. The Company was also in default of certain financial covenants under Section 6.2(c) of the Credit Agreement regarding Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization. On July 8, 2005 Patriarch Partners Agency Services, LLC as agent to the lenders under the Credit Agreement, submitted to the Company a draft foreclosure agreement. On August 3, 2005, Patriarch, on behalf of the secured lender, delivered a notice of default to the company, accelerating all of the outstanding debt under the Credit Agreement.

As a result of the covenant violations, on August 5, 2005, the Company entered into a Foreclosure Agreement with the Lenders. As such, the Company has classified all amounts due under the Credit Agreement as current as of June 30, 2005. Further, the Company wrote-off remaining unamortized deferred debt costs and accelerated accretion interest on debt.

Under the Foreclosure Agreement the Company transferred substantially all of its assets to the Lenders to extinguish its obligations under the Credit Agreement. (The outstanding principal under the Credit Agreement at the time of closing of the Foreclosure Agreement was $14,310,000). Further, the Company retained certain limited assets and the Lenders assume certain liabilities of the Company, including but not limited to, certain accrued obligations with respect to current employees and certain trade payables and accrued expenses. None of the assets retained by the Company can be liquidated for cash. The Lenders also assumed certain employee benefit plans of the Company and certain of its insurance policies. Under the Foreclosure Agreement, the Company was permitted to obtain extended directors and officers insurance, and the Lenders agreed to assume or fund the defense of actions brought against the Company after the closing. At the closing the Company terminated all of its employees as of that time. Under the Foreclosure Agreement the Lenders agreed to fund certain expenses of the Company winding-down its business. However, the Company has no cash or other sources of liquidity and if the funds provided for in the wind-down budget are not used for the purposes specified in the budget, the Company is not entitled to receive any differential cash. The pro forma balance sheet as of June 30, 2005 gives effect to the Foreclosure Agreement as if the related transaction had occurred as of that date.

Following the closing of the Foreclosure Agreement, the Company ceased doing business and is expected to be dissolved in accordance with the applicable provisions of the Delaware General Corporation Law. Following the closing of the Foreclosure Agreement, the Company's sole remaining executive officer is Scott Schooley who serves as President and Secretary of the Company. Following the closing of the Foreclosure Agreement, board of directors also voted to dissolve the Company, subject to requisite stockholder approval and compliance with the related SEC regulations. Because none of the assets retained by the Company can be liquidated for cash, there will be no residual value left to the holders of common stock of the Company following the closing of the Foreclosure Agreement and any winding-down of the Company's affairs.

As of June 30, 2005, $3.4 million was outstanding under the revolving credit facility portion and $8.9 million was outstanding on the term loan portion of the Credit Agreement. Outstanding borrowings for the revolver and term loan bear interest at prime plus 2%. There is also $2.0 million under the term loan working capital facility portion of the Credit Agreement, including $500,000 of accretion. Such borrowings bear interest at prime.

The Company's deteriorating financial condition resulted in the covenant violations referred to above. As such, the Company evaluated goodwill for impairment in connection with preparing the accompanying financial statements. Management considered goodwill impairment and recognized an impairment loss of $9,040,000 for the quarter ended June 30, 2005.

Operating activities used $1.0 million of cash in the first six months of 2005, as compared to the using $2.0 million in the first six months of 2004. The decrease is partly due to the lack of a bonus accrual in 2005 as compared to the same period in 2004.

Non-cash expenses were $10.7 million for the first six months of 2005 and $1.1 million for the same period in 2004. As shown in the statements of cash flows these expenses relate to depreciation, amortization and accretion. The non-cash expenses for the first six months of 2005 include a goodwill impairment of $9.0 million.

Net accounts receivable and unbilled receivables at June 30, 2005 decreased $1.5 million from December 31, 2004 due to the timing of collections and lower sales in the second quarter of 2005 compared to the fourth quarter of 2004.

Total inventories at June 30, 2005 increased $0.3 million from December 31, 2004. Manufacturing inventory increased $0.2 million from the beginning of the year. Customer service inventory remained consistent as compared to December 31, 2004.

Net equipment and leasehold improvements at March 31, 2005 decreased $0.2 million due to depreciation and amortization recorded during the quarter.

Other current assets increased $0.5 million from December 31, 2004 mainly due to a vendor deposit placed in the second quarter for $0.5 million.

Accounts payable remained consistent with December 31, 2004.

Salaries and wages remained consistent with December 31, 2004.

Taxes other than income taxes decreased $0.1 million from December 31, 2004 due to payments made for state sales and use taxes.

Customer deposits remained consistent with December 31, 2004.

Deferred revenues increased $0.4 million from December 31, 2004 due to the timing of invoicing and maintenance contracts.

Other current liabilities decreased $0.1 million mainly due to reduced accruals for consulting fees and other miscellaneous items.




Contractual Obligation

Under the terms of an agreement for goods and services with Columbia Tech, the Company issued purchase orders in the aggregate amount of $3.1 million in the second quarter of 2005. The delivery of these goods and services and subsequent payment is scheduled over the next nine to twelve months. This agreement has been assigned to SO Acquisition as part of the Foreclosure Agreement.

Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our critical accounting policies since then through June 30, 2005. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Through June 30, 2005 there were no substantial changes in our market risks. As disclosed elsewhere, the Company's board of directors voted to dissolve the Company in conjunction with the Foreclosure Agreement.




Item 4. Controls and Procedures.

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company's principal executive and financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer has concluded, based on his review, that the Company's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Scan-Optics, Inc. held its 2005 annual meeting of stockholders on July 15, 2005, after the originally scheduled meeting had to be adjourned on June 15, 2005 for failure to have a sufficient quorum present in person or by proxy.

(b) Kevin S. Flannery was elected as a Class I director of the Company with a term expiring in 2008. Scott Schooley continued as a Class II director. Logan Clarke, Jr. and Ralph Takala continued as Class III directors.

(c) The following matters were voted on at the meeting:

     o The election of Mr. Flannery as a Class I director, in which not less than 40,255,857 votes were cast for his election. There were 152,875 abstentions and no broker non-votes.

     o The ratification of UHY LLP as the Company's independent auditors for the fiscal year ending December 31, 2005, in which 40,357,312 votes were cast for the ratification, 35,061 votes were cast against, and none withheld. There were 16,359 abstentions and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.


      Exhibit Number         Description

       Exhibit 10.1 Employment Letter Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 22, 2005).

       Exhibit 10.2 First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 29, 2005).

       Exhibit 10.3          Foreclosure Agreement (incorporated by reference to
                             Exhibit 10.1 to Form 8-K filed on August 5, 2005).



      Exhibit 31.1* Chief Executive and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1* Chief Executive and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Filed herewith.




(b) Reports on Form 8-K.

     Report on Form 8-K filed April 22, 2005 for entry in to a Material Definitive Agreement with Logan Clarke, Jr. regarding employment as Acting President and Chief Executive Officer.

     Report on Form 8-K filed May 18, 2005 for termination of a Material Definitive Agreement with Logan Clarke Jr. and the Appointment of a Principal Officer for the appointment of Paul M. Yantus as President and Chief Executive Officer.

     Report on Form 8-K filed May 18, 2005 for the release of the Results of Operations and Financial Condition for the first quarter of 2005.

     Report on Form 8-K filed on June 6, 2005 for the Departure of Directors or Principal Officers due to the departure of Joel K. Howser as Vice President of Software Development.

     Report on Form 8-K filed on June 10, 2005 for the Departure of Directors or Principal Officers due the resignation of Lynn Tilton from the Board of Directors.

     Report on Form 8-K on June 29, 2005 for the entry in a Material Definitive Agreement for additional revolving credit.

     Report on Form 8-K on July 11, 2005 for the Departure of Directors or Principal Officers for resignation of Michael Scinto from the Board of Directors.

     Report on Form 8-K on July 14, 2005 for Other Events including the receipt of a Draft Foreclosure Agreement.

     Report on Form 8-K on August 5, 2005 for the entry in to Material Definitive Agreement and the Completion of Acquisition or Disposition of Assets for the entering of a Foreclosure Agreement and the transfer of substantially all assets to SO Acquisition, LLC. This filing also disclosed a proposed amendment to the Certificate of Incorporation to permit the board of directors to consist of one director.

     Report on Form 8-K/A on August 11, 2005 to amend the filing for the Foreclosure Agreement and the Completion of Acquisition or Disposition of Assets to indicate that a proxy statement will be filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SCAN-OPTICS, INC.


Date       August 22, 2005                      /s/ Scott Schooley
    -----------------------------------        --------------------------------
                                                Scott Schooley
                                                President