Form 10-Q
period 2005-09-30
SCAN OPTICS INC
filed 2005-11-21
CIK 87086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2005
                              --------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------


Commission File No.                              0-5265
                           -----------------------------------------------------


                                SCAN-OPTICS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   06-0851857
------------------------------------             -------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


       179 Allyn Street, Suite 508, Hartford, CT                06103
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

The number of shares of common stock, $.02 par value, outstanding as of November 1, 2005 was 41,451,577.



                                SCAN-OPTICS, INC.

                                    FORM 10-Q

                                    I N D E X

                                                                                                  PAGE
                                                                                                   NO.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements....................................................      3

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of    Operations........................................................     10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................     14

Item 4.  Controls and Procedures.............................................................     14


PART II - OTHER INFORMATION

Item 6.   Exhibits...........................................................................     15







S PAPART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SCAN-OPTICS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


(thousands, except share data)                                         September 30, 2005        December 31, 2004
--------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
  Cash and cash equivalents                                             $                0     $                477
  Accounts receivable less allowance of
    $238 at December 31, 2004                                                            0                    4,314
  Unbilled receivables - contracts in progress                                           0                      298
  Inventories                                                                            0                    7,461
  Prepaid expenses and other                                                             0                      389
                                                                       ---------------------------------------------
    Total current assets                                                                                     12,939




Equipment and Leasehold Improvements:
  Equipment                                                                              0                    3,386
  Leasehold improvements                                                                 0                    4,089
  Office furniture and fixtures                                                          0                      557
                                                                       ---------------------------------------------
                                                                                         0                    8,032
  Less accumulated depreciation and amortization                                         0                    7,095
                                                                       ---------------------------------------------
                                                                                         0                      937

Goodwill                                                                                 0                    9,040
Other assets                                                                             0                    1,422
                                                                       ---------------------------------------------

Total Assets                                                            $                0     $             24,338
                                                                       =============================================








(thousands, except share data)                                      September 30, 2005    December 31, 2004
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Checks outstanding in excess of depository amounts                $              68     $              0
  Notes payable to related party                                                    0                1,000
  Accounts payable                                                                262                2,822
  Salaries and wages                                                                0                  702
  Taxes other than income taxes                                                   446                  641
  Income taxes                                                                     56                   68
  Customer deposits                                                                 0                  143
  Deferred revenues                                                                 0                3,408
  Other                                                                           540                1,243
                                                                   ----------------------------------------
    Total current liabilities                                                   1,372               10,027

 Note payable to related party                                                      0               10,605
 Other liabilities                                                                  0                  537
Mandatory redeemable preferred stock, at redemption Value:
   Series I,  420,857 shares issued and outstanding                               880                  855

Stockholders' Equity (Deficit)
   Preferred stock, par value $.02 per share; 5,000,000
        Shares authorized
  Common Stock, par value $.02 per share,
    authorized 65,000,000 shares; issued,
      41,865,077, including treasury shares                                       837                  837
  Capital in excess of par value                                               50,960               41,651
  Accumulated retained earnings deficit                                       (51,403)            (36,339)
  Accumulated other comprehensive loss -
   currency                                                                         0              (1,189)
   translation adjustment
                                                                   ----------------------------------------
                                                                                  394                4,960
  Less cost of Common Stock in treasury,
    413,500 shares                                                              2,646                2,646
                                                                   ----------------------------------------
      Total stockholders' equity (deficit)                                     (2,252)               2,314
                                                                   ----------------------------------------
  Total Liabilities and Stockholders' Equity                        $               0     $         24,338
                                                                   ========================================


See accompanying notes.





SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30                   September 30
(thousands, except share data)                           2005              2004         2005               2004
-----------------------------------------------------------------------------------------------------------------

 Revenues
   Hardware and software                            $        410    $      1,935    $      4,391    $      7,911
   Professional services                                     303           1,440           3,203           4,447
   Access services                                           807           2,812           6,506           8,040
                                                    -----------------------------   -----------------------------
     Total revenues                                        1,520           6,187          14,100          20,398

 Costs of Revenue
   Hardware and software                                   1,548           1,527           5,505           6,046
   Professional services                                     441             626           2,224           2,264
   Access services                                           999           2,174           5,565           7,011
                                                    -----------------------------   -----------------------------
     Total costs of revenue                                2,988           4,327          13,294          15,321
                                                    -----------------------------   -----------------------------

         Gross Profit (Loss)                              (1,468)          1,860             806           5,077

 Operating Expenses
   Sales and marketing                                       461             871           1,794           2,363
   Research and development                                  176             381           1,062           1,561
   General and administrative                                863           1,060           3,035           3,558
   Goodwill impairment                                         0               0           9,040               0
   Interest
      Related party                                           75               0            946                0
      Other                                                    0             187              0              545
                                                    -----------------------------   -----------------------------
     Total operating expenses                              1,575           2,499          15,877           8,027
                                                    -----------------------------   -----------------------------

 Operating loss                                           (3,043)           (639)        (15,071)         (2,950)

 Other income (loss), net                                      3             (14)             13              16
                                                    -----------------------------   -----------------------------

 Loss before income taxes                                 (3,040)           (653)        (15,058)         (2,934)

   Income taxes                                                0              10               6              60
                                                    -----------------------------   -----------------------------

 Net Loss                                           $     (3,040)   $       (663)   $    (15,064)   $     (2,994)
                                                    =============================   =============================

 Basic and diluted loss per share                   $      (0.07)   $      (0.02)   $      (0.36)   $      (0.21)
                                                    =============================   =============================

 Basic and diluted weighted-average common shares     41,451,577      27,606,601      41,451,577      13,961,741
                                                    =============================   =============================

See accompanying notes.




SCAN-OPTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                      Nine Months Ended
                                                                         September 30
(thousands)                                                        2005               2004
------------------------------------------------------------------------------------------------
 Operating Activities
   Net loss                                                     $(15,064)        $ (2,994)
   Adjustments to reconcile net loss
        to net cash used by operating activities:
     Depreciation and amortization of equipment and leasehold
        improvements                                                 270              270
     Amortization of customer service inventory and
       development costs                                           1,801            1,548
     Amortization of deferred debt costs                             357              143
     Accretion of interest on related party debt                     408                0
     Accretion of interest on preferred stock                         25                0
     Goodwill impairment                                           9,040                0
     Provision for losses on accounts receivable                      25              543
     Provision for inventory obsolescence                            113                0
     Changes in operating assets and liabilities:
       Accounts receivable                                         1,102            1,971
       Inventories                                                (1,001)          (2,638)
       Prepaid expenses and other                                   (325)               9
       Checks outstanding in excess of depository amounts             68                0
       Accounts payable                                              350              643
       Accrued salaries and wages                                    125             (835)
       Taxes other than income taxes                                (160)             (29)
       Income taxes                                                   52              (93)
       Deferred revenues                                             586            1,164
       Customer deposits                                             219             (315)
       Other                                                        (436)            (360)
                                                              ----------------------------------
     Net cash used by operating activities                        (2,445)            (973)

 Investing Activities
   Purchases of equipment                                            (58)            (198)
                                                              ----------------------------------
     Net cash used by investing activities                           (58)            (198)

 Financing Activities
   Debt and equity transaction fees                                    0             (936)
   Cash transferred to lender with foreclosure agreement            (758)               0
   Proceeds from Wind down borrowings from related party             487                0
   Proceeds from borrowings - related party in 2005                3,337            4,711
   Principal payments on borrowings - related party in 2005       (1,040)          (2,200)
                                                              ----------------------------------
     Net cash provided by financing activities                     2,026            1,575

 Change in cash and cash equivalents                                (477)             404

 Cash and Cash Equivalents at Beginning of Period                    477              585
                                                              ----------------------------------
 Cash and Cash Equivalents at End of Period                     $      0         $    989
                                                              ==================================

 See accompanying notes


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


NOTE 2 - Foreclosure and Cessation of Business

During the quarter ended June 30, 2005, the Company violated certain covenants of its credit agreement (the Credit Agreement) with lenders affiliated with Patriarch Partners, LLC (collectively, the Lenders). The Lenders own approximately 80% of the Company's common stock and all of its redeemable preferred stock.

As a result of the covenant violations, on August 5, 2005, the Company entered into a Foreclosure Agreement with the Lenders.

Under the Foreclosure Agreement the Company transferred substantially all of its assets to the Lenders to extinguish its obligations under the Credit Agreement (the outstanding principal under the Credit Agreement at the time of closing of the Foreclosure Agreement was $14,310,000). The Lenders also assumed certain liabilities of the Company, including but not limited to, certain accrued obligations with respect to current employees and certain trade payables and accrued expenses. None of the assets retained by the Company can be liquidated for cash. The Lenders also assumed certain employee benefit plans of the Company and certain of its insurance policies. In connection with the Foreclosure Agreement, the net carrying value of the liabilities extinguished exceeded the net carrying value of the assets transferred and liabilities assumed by $8.8 million. This amount has been reflected in additional paid-in-capital. Under the Foreclosure Agreement, the Company was permitted to obtain extended directors and officers insurance, and the Lenders agreed to assume or fund the defense of actions brought against the Company after the closing. At the closing the Company terminated all of its employees as of that time. Under the Foreclosure Agreement the Lenders agreed to fund certain expenses of the Company in its winding-down of its business, but the Company has no cash or other sources of liquidity. If the funds provided for in the wind-down budget are not used for the purposes specified in the budget, the Company is not entitled to receive any differential cash such funds provided are reflected in additional paid-in-capital.

Following the closing of the Foreclosure Agreement, the Company ceased doing business and is expected to be dissolved in accordance with the applicable provisions of the Delaware

General Corporation Law. Following the closing of the Foreclosure Agreement, the Company's sole remaining executive officer is Scott Schooley who serves as President and Secretary of the Company. Following the closing of the Foreclosure Agreement, board of directors also voted to dissolve the Company, subject to requisite stockholder approval and compliance with the related SEC regulations. Because none of the assets retained by the Company can be liquidated for cash, there will be no residual value left to the holders of common stock of the Company following the closing of the Foreclosure Agreement and any winding-down of the Company's affairs. After the foreclosure of August 5, 2005, the Company was engaged in activities related to the wind down of its business affairs, including tax and legal filings, employee related matters, payment of vendors and Securities and Exchange Commission filings. Through September 30, 2005, the Company spent $487,000 on wind down activities.



NOTE 3 - Stock Based Compensation

The Company granted stock options to key employees and members of the Board of Directors with an exercise price equal to the fair value of the shares on the date of grant. The Company accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company has elected the disclosure provisions only of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period, which is generally 36 months for key employees and 6 months for the Board of Directors.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:




                                                                 For the three months ended     For the nine months ended
                                                                      September 30                      September 30
(thousands, except per share amounts)                              2005            2004             2005            2004
---------------------------------------------------------------------------------------------------------------------------

     Net loss, as reported                                       $(3,040)      $  (663)         $(15,064)        $(2,994)
       Stock option expense                                            3          (732)               15            (764)
                                                                -----------------------------------------------------------
     Pro forma net loss                                          $(3,037)      $(1,395)         $(15,049)        $(3,758)

                                                            ===============================================================

     Basic and diluted loss per share, as reported               $  (.07)      $  (.02)         $   (.36)        $  (.21)
         Stock option expense                                        .00          (.05)              .00            (.06)
                                                                -----------------------------------------------------------
     Pro forma basic and diluted loss per share                  $  (.07)      $  (.07)         $   (.36)           (.27)
                                                            ===============================================================



NOTE 4 - Inventories

The components of inventories as of December 31, 2004 were as follows:

                                        December 31
(thousands)                                2004
----------------------------------------------------
  Finished goods                         $   57
  Work-in-process                           644
  Service parts                           2,713
  Materials and component parts           4,047
                                 -------------------
                                         $7,461
                                 ===================



NOTE 5 - Comprehensive Loss

The components of comprehensive loss follow:

                                                      Three Months Ended               Nine Months Ended
                                                         September 30                    September 30
(thousands)                                            2005         2004              2005         2004
------------------------------------------------------------------------------------------------------------

Net loss                                     $     (3,040)  $       (663)       $    (15,064)   $    (2,994)
Foreign currency translation adjustments            1,148            (96)              1,189           (196)
                                             ---------------------------------------------------------------
Comprehensive loss                           $     (1,892)  $       (759)       $    (13,875)   $    (3,190)
                                             ===============================================================


NOTE 6 - Segment Information

The Company viewed its business in three distinct revenue categories: Solution and products sales, Access Services, and contract manufacturing services.
Additional segment information follows:


                                         Three Months Ended     Nine Months Ended
                                            September 30          September 30
(thousands)                              2005        2004       2005         2004
----------------------------------------------------------------------------------

Revenues
    Solutions and products            $    640    $  2,881    $  5,833    $ 11,411
    Access services                        807       2,812       6,506       8,040
    Contract manufacturing services         73         494       1,761         947
                                     ---------------------------------------------
        Total revenues                   1,520       6,187      14,100      20,398

    Cost of solutions and products       1,989       2,153       7,729       8,310
    Service expenses                       999       2,174       5,565       7,011
                                     ---------------------------------------------

         Gross margin                   (1,468)      1,860         806       5,077

    Operating expenses
        and other expenses, net          1,572       2,513      15,864       8,011
                                     ---------------------------------------------

Loss before income taxes              $ (3,040)   $   (653)   $(15,058)   $ (2,934)
                                     =============================================



NOTE 7 - Contingencies

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




Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

Forward Looking Information

Certain statements contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and as such may involve known or unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," thereon or comparable terminology.

Foreclosure and Cessation of Business

The Company entered into a foreclosure agreement on August 5, 2005 pursuant to which it transferred substantially all of its assets to its secured lender and ceased operations (see "-Liquidity and Capital Resources" below and Note 2 to the Company's Consolidated Financial Statements for further details).

On November 10, 2005, the Company filed a preliminary proxy statement with the SEC with respect to holding a stockholder meeting to approve the dissolution of the Company and an amendment to its certificate of incorporation to allow a board of directors consisting of one director. ARK-CLO 2000-1 Limited, holder of approximately 80% of the Company's outstanding common stock and an affiliate of the Company's secured lender under the foreclosure agreement, has sufficient votes to approve both the dissolution and the amendment and has indicated its intent to vote in favor of the Company's dissolution and amendment of its certificate of incorporation.

Total revenues decreased $6.3 million or 31% from the first nine months of 2004 to the first nine months of 2005 and decreased $4.7 million or 75% from the third quarter of 2004 to the third quarter of 2005.

Costs of revenues decreased $2.0 million or 13% from the first nine months of 2004 to the first nine months of 2005 and decreased $1.3 million or 31% from the third quarter of 2004 to the third quarter of 2005.

Gross profit decreased $4.3 million or 84% from the first nine months of 2004 to the first nine months of 2005 and decreased $3.3 million or 177% from the third quarter of 2004 to the third quarter of 2005.

Operating expenses increased $7.8 million or 97% from the first nine months of 2004 to the first nine months of 2005, including goodwill impairment of $9.0 million, and decreased $1.0 million or 40% from the third quarter of 2004 to the third quarter of 2005.

Net loss increased $ 12.1 million or 410% from the first nine months of 2004 to the first nine months of 2005 and increased $2.4 million or 359% from the third quarter of 2004 to the third quarter of 2005.

After the foreclosure of August 5, 2005, the Company was engaged in activities related to the wind down of its business affairs, including tax and legal filings, employee related matters, payment of vendors and Securities and Exchange Commission filings. Through September 30, 2005, the Company spent $487,000 on wind down activities.


Liquidity and Capital Resources

Please refer to Note 2 Foreclosure and Cessation of Business as part of the Liquidity and Capital Resources.

As a means of attempting to alleviate the Company's liquidity problems previously disclosed in the Company's Form 10-Q for the fiscal quarter ended March 30, 2005, on June 29, 2005 the Company entered into a First Amendment to the Credit Agreement (described below) pursuant to which, among other things, an additional $900,000 was made available to the Company through July 1, 2005 as part of the Credit Agreement's revolving credit facility. Subsequently, the Company failed to repay such amounts by July 1, 2005, which was a default under
Section 2.9 of the Credit Agreement. The Company was also in default of certain financial covenants under Section 6.2(c) of the Credit Agreement regarding Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization. On July 8, 2005 Patriarch Partners Agency Services, LLC as agent to the Lenders under the Credit Agreement, submitted to the Company a draft foreclosure agreement. On August 3, 2005, Patriarch Partners Agency Services, LLC on behalf of the secured Lenders, delivered a notice of default to the Company, accelerating all of the outstanding debt under the Credit Agreement.

As a result of the covenant violations, on August 5, 2005, the Company entered into a Foreclosure Agreement with the Lenders. Under the Foreclosure Agreement the Company transferred substantially all of its assets to the Lenders to extinguish its obligations under the

Credit Agreement. (The outstanding principal under the Credit Agreement at the time of closing of the Foreclosure Agreement was $14,310,000). The Lenders also assumed certain liabilities of the Company, including but not limited to, certain accrued obligations with respect to current employees and certain trade payables and accrued expenses. None of the assets retained by the Company can be liquidated for cash. The Lenders also assumed certain employee benefit plans of the Company and certain of its insurance policies. Under the Foreclosure Agreement, the Company was permitted to obtain extended directors and officers insurance, and the Lenders agreed to assume or fund the defense of actions brought against the Company after the closing. At the closing the Company terminated all of its employees as of that time. Under the Foreclosure Agreement the Lenders agreed to fund certain expenses of the Company winding-down its business. However, the Company has no cash or other sources of liquidity and if the funds provided for in the wind-down budget are not used for the purposes specified in the budget, the Company is not entitled to receive any differential cash.

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



Critical Accounting Policies

Our critical accounting policies are discussed in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our critical accounting policies since then through September 30, 2005. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

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

(a) Exhibits.


       Exhibit Number                   Description

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


                                       SCAN-OPTICS, INC.


Date       November 21, 2005           /s/ Scott Schooley
    ---------------------------     -----------------------
                                       Scott Schooley
                                       President